Form 10-Q
period 2024-08-03
FOOT LOCKER, INC.
filed 2024-09-11
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 3, 2024

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

Number of shares of Common Stock outstanding as of August 31, 2024: 94,851,932

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 3,	July 29,	February 3,
($ in millions, except share amounts)	2024	2023	2024*
ASSETS

Current assets:
Cash and cash equivalents	$291	$180	$297
Merchandise inventories	1,648	1,831	1,509
Other current assets	404	360	419
	2,343	2,371	2,225
Property and equipment, net	905	898	930
Operating lease right-of-use assets	2,173	2,266	2,188
Deferred taxes	130	94	114
Goodwill	764	774	768
Other intangible assets, net	393	415	399
Minority investments	150	629	152
Other assets	95	89	92
	$6,953	$7,536	$6,868

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$487	$514	$366
Accrued and other liabilities	424	419	428
Current portion of debt and obligations under finance leases	5	6	5
Current portion of lease obligations	496	513	492
	1,412	1,452	1,291
Long-term debt and obligations under finance leases	440	444	442
Long-term lease obligations	1,978	2,071	2,004
Other liabilities	226	322	241
Total liabilities	4,056	4,289	3,978
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 95,023,049; 94,253,029; and 94,283,984 shares issued, respectively	794	767	776
Retained earnings	2,478	2,881	2,482
Accumulated other comprehensive loss	(370)	(397)	(366)
Less: Treasury stock at cost: 182,825; 98,990; and 60,308 shares, respectively	(5)	(4)	(2)
Total shareholders' equity	2,897	3,247	2,890
	$6,953	$7,536	$6,868

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

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2024 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions, except per share amounts)	2024	2023	2024	2023
Sales	$1,896	$1,861	$3,770	$3,788
Licensing revenue	4	3	9	7
Total revenue	1,900	1,864	3,779	3,795

Cost of sales	1,373	1,357	2,708	2,706
Selling, general and administrative expenses	476	442	937	873
Depreciation and amortization	51	50	102	101
Impairment and other	9	14	23	53
(Loss) income from operations	(9)	1	9	62

Interest expense, net	(3)	(4)	(4)	(5)
Other (expense) income, net	(2)	—	(6)	(3)
(Loss) income before income taxes	(14)	(3)	(1)	54
Income tax (benefit) expense	(2)	2	3	23
Net (loss) income	$(12)	$(5)	$(4)	$31

Basic (loss) earnings per share	$(0.13)	$(0.05)	$(0.04)	$0.33
Weighted-average shares outstanding	95.0	94.2	94.8	94.0

Diluted (loss) earnings per share	$(0.13)	$(0.05)	$(0.04)	$0.33
Weighted-average shares outstanding, assuming dilution	95.0	94.2	94.8	95.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2024 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Net (loss) income	$(12)	$(5)	$(4)	$31
Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax benefit of $-, $-, $-, and $-, respectively	9	—	(10)	(7)

Hedges contracts:
Change in fair value of derivatives, net of income tax expense (benefit) of $1, $(1), $-, and $(1), respectively	4	(3)	3	(2)

Pension and postretirement adjustments:
Amortization of net actuarial loss and prior service cost included in net periodic benefit costs, net of income tax expense of $-, $-, $1, and $1, respectively	2	2	3	4
Comprehensive income (loss)	$3	$(6)	$(8)	$26

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2024 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at May 4, 2024	94,940	$787	(231)	$(6)	$2,490	$(385)	2,886
Restricted stock issued	52	—					—
Issued under director and stock plans	31	1					1
Share-based compensation expense		7					7
Shares of common stock used to satisfy tax withholding obligations			(14)	(1)			(1)
Reissued for Employee Stock Purchase Plan		(1)	62	2			1
Net loss					(12)		(12)
Translation adjustment, net of tax						9	9
Change in hedges, net of tax						4	4
Pension and postretirement adjustments, net of tax						2	2
Balance at August 3, 2024	95,023	$794	(183)	$(5)	$2,478	$(370)	$2,897

Balance at April 29, 2023	94,176	$766	(261)	$(10)	$2,923	$(396)	$3,283
Restricted stock issued	25	—					—
Issued under director and stock plans	52	2					2
Share-based compensation expense		2					2
Shares of common stock used to satisfy tax withholding obligations			(5)	—			—
Reissued for Employee Stock Purchase Plan		(3)	167	6			3
Net loss					(5)		(5)
Cash dividends on common stock ($0.40 per share)					(37)		(37)
Translation adjustment, net of tax						—	—
Change in hedges, net of tax						(3)	(3)
Pension and postretirement adjustments, net of tax						2	2
Balance at July 29, 2023	94,253	$767	(99)	$(4)	$2,881	$(397)	$3,247

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Twenty-six weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at February 3, 2024	94,284	$776	(60)	$(2)	$2,482	$(366)	$2,890
Restricted stock issued	469	—					—
Issued under director and stock plans	270	6					6
Share-based compensation expense		13					13
Shares of common stock used to satisfy tax withholding obligations			(185)	(5)			(5)
Reissued for Employee Stock Purchase Plan		(1)	62	2			1
Net loss					(4)		(4)
Translation adjustment, net of tax						(10)	(10)
Change in hedges, net of tax						3	3
Pension and postretirement adjustments, net of tax						3	3
Balance at August 3, 2024	95,023	$794	(183)	$(5)	$2,478	$(370)	$2,897

Balance at January 28, 2023	93,397	$760	(1)	$—	$2,925	$(392)	$3,293
Restricted stock issued	653	—					—
Issued under director and stock plans	203	6					6
Share-based compensation expense		4					4
Shares of common stock used to satisfy tax withholding obligations			(265)	(10)			(10)
Reissued for Employee Stock Purchase Plan		(3)	167	6			3
Net income					31		31
Cash dividends on common stock ($0.80 per share)					(75)		(75)
Translation adjustment, net of tax						(7)	(7)
Change in hedges, net of tax						(2)	(2)
Pension and postretirement adjustments, net of tax						4	4
Balance at July 29, 2023	94,253	$767	(99)	$(4)	$2,881	$(397)	$3,247

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2024 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six weeks ended
	August 3,	July 29,
($ in millions)	2024	2023
From operating activities:
Net (loss) income	$(4)	$31
Adjustments to reconcile net (loss) income to net cash from operating activities:
Non-cash impairment and other	16	21
Depreciation and amortization	102	101
Deferred income taxes	(29)	(3)
Share-based compensation expense	13	4
Gain on sales of businesses	—	(2)
Change in assets and liabilities:
Merchandise inventories	(143)	(194)
Accounts payable	123	23
Accrued and other liabilities	31	(97)
Other, net	17	(68)
Net cash provided by (used in) operating activities	126	(184)
From investing activities:
Capital expenditures	(132)	(105)
Minority investments	(1)	(1)
Proceeds from sales of businesses	—	10
Net cash used in investing activities	(133)	(96)
From financing activities:
Payment of debt issuance costs	(4)	—
Dividends paid on common stock	—	(75)
Shares of common stock repurchased to satisfy tax withholding obligations	(5)	(10)
Payment of obligations under finance leases	(3)	(3)
Proceeds from exercise of stock options	5	5
Treasury stock reissued under employee stock plan	2	3
Net cash used in financing activities	(5)	(80)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	—	3
Net change in cash, cash equivalents, and restricted cash	(12)	(357)
Cash, cash equivalents, and restricted cash at beginning of year	334	582
Cash, cash equivalents, and restricted cash at end of period	$322	$225

Supplemental information:
Interest paid	$12	$9
Income taxes paid	35	75
Cash paid for amounts included in measurement of operating lease liabilities	339	344
Cash paid for amounts included in measurement of finance lease liabilities	4	4
Right-of-use assets obtained in exchange for operating lease obligations	263	89
Assets obtained in exchange for finance lease obligations	1	—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2024 Form 10-Q Page 5

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2023 Annual Report on Form 10-K.

There were no significant changes to the policies disclosed in Note 1, Summary of Significant Accounting Policies of our 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Other than the pronouncements disclosed in our 2023 Annual Report on Form 10-K, recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

2. Revenue

The table below presents sales disaggregated by sales channel, as well as licensing revenue earned from our various licensed arrangements. Sales are attributable to the channel in which the sales transaction is initiated.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Sales by Channel
Stores	$1,594	$1,572	$3,148	$3,185
Direct-to-customers	302	289	622	603
Total sales	1,896	1,861	3,770	3,788
Licensing revenue	4	3	9	7
Total revenue	$1,900	$1,864	$3,779	$3,795

Second Quarter 2024 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue (continued)

Revenue is attributed to the country in which the transaction is fulfilled, and revenue by geographic area is presented in the following table.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Revenue by Geography
United States	$1,225	$1,177	$2,497	$2,464
International	675	687	1,282	1,331
Total revenue	$1,900	$1,864	$3,779	$3,795

Sales by banner and operating segment are presented in the following table.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Foot Locker	$754	$704	$1,513	$1,448
Champs Sports	268	293	535	621
Kids Foot Locker	154	146	337	313
WSS	155	145	315	295
Other	1	—	1	—
North America	1,332	1,288	2,701	2,677
Foot Locker (1)	445	416	839	795
Sidestep	—	12	—	26
EMEA	445	428	839	821
Foot Locker	87	102	159	200
atmos	32	43	71	90
Asia Pacific	119	145	230	290
Total sales	$1,896	$1,861	$3,770	$3,788

(1)	Includes sales from 8 and 14 Kids Foot Locker stores operating in Europe for August 3, 2024 and July 29, 2023, respectively.

Contract Liabilities

We sell gift cards which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance.

	August 3,	July 29,
($ in millions)	2024	2023
Gift card liability at beginning of year	$29	$36
Redemptions	(80)	(138)
Breakage recognized in sales	(2)	(9)
Activations	76	133
Gift card liability	$23	$22

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

Second Quarter 2024 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information

Foot Locker, Inc. operates one reportable segment. Division profit reflects income before income taxes, impairment and other, corporate expense, other (expense) income, net, and net interest expense.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Division profit	$17	$21	$60	$125
Less: Impairment and other (1)	9	14	23	53
Less: Corporate expense (2)	17	6	28	10
(Loss) income from operations	(9)	1	9	62
Interest expense, net	(3)	(4)	(4)	(5)
Other (expense) income, net (3)	(2)	—	(6)	(3)
(Loss) income before income taxes	$(14)	$(3)	$(1)	$54

(1)	See Note 4, Impairment and Other for further detail.
(2)

Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(3)	See Note 5, Other (Expense) Income, net for further detail.

4. Impairment and Other

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Impairment of long-lived assets and right-of-use assets	$9	$3	$16	$21
Legal claims	—	—	7	—
Transformation consulting	—	7	—	26
Reorganization costs	—	3	—	5
Other	—	1	—	1
Total impairment and other	$9	$14	$23	$53

For the thirteen weeks ended  August 3, 2024, we recorded $9 million of impairment of long-lived assets and right-of-use assets primarily related to our decision to exit underperforming operations in South Korea, Denmark, Norway, and Sweden. We will close all stores operating in those regions as we focus on improving the overall results of our international operations. For the twenty-six weeks ended August 3, 2024, we recorded an additional $7 million of impairment of long-lived assets and right-of-use assets related to our decision to no longer operate, and to sublease, an unprofitable store in Europe, and a $7 million loss accrual for legal claims.

5. Other (Expense) Income, net

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Pension and postretirement net benefit expense, excluding service cost	$(1)	$(2)	$(3)	$(4)
Share of losses related to minority investments	—	—	(2)	(1)
Foot Locker Singapore and Malaysia divestiture	—	2	—	2
Other	(1)	—	(1)	—
Total other (expense) income, net	$(2)	$—	$(6)	$(3)

Second Quarter 2024 Form 10-Q Page 8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows.

	August 3,	July 29,
($ in millions)	2024	2023
Cash and cash equivalents	$291	$180
Restricted cash included in other current assets	3	13
Restricted cash included in other non-current assets	28	32
Cash, cash equivalents, and restricted cash	$322	$225

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe. The deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims have been replaced by standby letters of credit during the second quarter of 2024.

7. Revolving Credit Facility

In the second quarter of 2024, we entered into an amendment to the credit agreement (as so amended, the “Amended Credit Agreement”), which governs our $600 million secured asset-based revolving credit facility. The amendment provides for, among other things, (i) an uncommitted “accordion” feature that allows us, subject to certain customary conditions, to increase the size of the revolving credit facility to up to $750 million in the aggregate, (ii) an extension of the maturity date from July 14, 2025 to June 20, 2029, and (iii) a change to the interest rates and commitment fees applicable to the loans and commitments, respectively, as described below. The amendment provides that the interest rate applicable to loans drawn under the credit facility will be equal to, at our option, either a base rate, determined by reference to the federal funds rate, plus a margin of 0.50% to 1.00% per annum, or a forward-looking term rate, determined by reference to Secured Overnight Financing Rate plus a margin of 1.50% to 2.00% per annum, in each case, depending on availability under the Amended Credit Agreement. In addition, we will pay a commitment fee from 0.25% to 0.375% per annum on the unused portion of the commitments under the Amended Credit Agreement. No events of default occurred during 2024.

Our obligations under the Amended Credit Agreement are secured by a first priority lien on certain assets, including inventory and accounts receivable, cash deposits, and certain insurance proceeds. We may use the Amended Credit Agreement to, among other things, support standby letters of credit in connection with insurance programs. We did not have any borrowings outstanding as of August 3, 2024 and July 29, 2023, and the letters of credit outstanding as of  August 3, 2024 were not significant.

We paid fees of $4 million in connection with the amendment of our credit facility and such costs are amortized over the life of the extended facility. The unamortized balance at August 3, 2024 was $5 million, which included the unamortized costs of the prior agreement.

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	August 3,	July 29,	February 3,
($ in millions)	2024	2023	2024
Foreign currency translation adjustments	$(183)	$(155)	$(173)
Hedge contracts	1	(5)	(2)
Unrecognized pension cost and postretirement benefit	(188)	(237)	(191)
	$(370)	$(397)	$(366)

Second Quarter 2024 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Accumulated Other Comprehensive Loss (continued)

The changes in AOCL for the twenty-six weeks ended August 3, 2024 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Hedge	Postretirement
($ in millions)	Adjustments	Contracts	Benefits	Total
Balance as of February 3, 2024	$(173)	$(2)	$(191)	$(366)

OCI before reclassification	(10)	5	—	(5)
Reclassification of hedges, net of tax	—	(2)	—	(2)
Amortization of pension actuarial loss, net of tax	—	—	3	3
Other comprehensive (loss) income	(10)	3	3	(4)
Balance as of August 3, 2024	$(183)	$1	$(188)	$(370)

Reclassifications from AOCL for the twenty-six weeks ended August 3, 2024 were as follows:

($ in millions)
Reclassification of hedge loss:
Cross-currency swap	$(2)
Income tax	—
Reclassification of hedges, net of tax	$(2)

Amortization of actuarial loss:
Pension benefits	$4
Income tax	(1)
Amortization of actuarial loss, net of tax	$3

9. Fair Value Measurements

Our financial assets and liabilities are recorded at fair value, using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of August 3, 2024			As of July 29, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$—	$6	$—	$—	$6	$—
Foreign exchange forward contracts	—	1	—	—	—	—
Cross-currency swap contract	—	12	—	—	2	—
Total assets	$—	$19	$—	$—	$8	$—
Liabilities
Contingent consideration	$—	$—	$—	$—	$—	$4
Foreign exchange forward contracts	—	1	—	—	2	—
Total liabilities	$—	$1	$—	$—	$2	$4

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

Second Quarter 2024 Form 10-Q Page 10

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Fair Value Measurements (continued)

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying value and estimated fair value of long-term debt were as follows:

	August 3,	July 29,
($ in millions)	2024	2023
Carrying value (1)	$395	$395
Fair value	$343	$312

(1)	The carrying value of debt as of both August 3, 2024 and July 29, 2023, included $5 million of issuer’s discount and costs.

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

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
(in millions, except per share data)	2024	2023	2024	2023
Net (loss) income	$(12)	$(5)	$(4)	$31
Weighted-average common shares outstanding	95.0	94.2	94.8	94.0
Dilutive effect of potential common shares	—	—	—	1.0
Weighted-average common shares outstanding assuming dilution	95.0	94.2	94.8	95.0

(Loss) earnings per share - basic	$(0.13)	$(0.05)	$(0.04)	$0.33
(Loss) earnings per share - diluted	$(0.13)	$(0.05)	$(0.04)	$0.33

Anti-dilutive share-based awards excluded from diluted calculation	4.0	2.7	4.0	2.4

Performance stock units related to our long-term incentive programs of 1.8 million and 0.8 million have been excluded from diluted weighted-average shares for the periods ended August 3, 2024 and July 29, 2023, respectively. The issuance of these shares is contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

11. Pension

The components of net periodic pension benefit expense are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other (expense) income, net.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Service cost	$1	$2	$2	$3
Interest cost	5	7	10	13
Expected return on plan assets	(6)	(8)	(11)	(15)
Amortization of net loss	2	3	4	6
Net benefit expense	$2	$4	$5	$7

Second Quarter 2024 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Share-Based Compensation

Share-Based Compensation Expense

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Options and employee stock purchase plan	$1	$1	$2	$2
Restricted stock units and performance stock units	6	1	11	2
Total share-based compensation expense	$7	$2	$13	$4

Tax benefit recognized	$1	$1	$2	$1

Stock Options

As of August 3, 2024, there were 8,433,658 shares available for issuance under the 2007 Stock Incentive Plan. Effective in 2024, we no longer issue stock option grants. The table below provides activity for existing awards for the twenty-six weeks ended August 3, 2024.

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,738		$48.23
Exercised	(245)		21.60
Expired or cancelled	(293)		52.92
Options outstanding at August 3, 2024	2,200	3.2	$50.56
Options exercisable at August 3, 2024	1,931	2.5	$52.48

The total fair value of options vested for the twenty-six weeks ended August 3, 2024 and July 29, 2023 was $2 million and $4 million, respectively. The cash received from option exercises during the thirteen weeks ended  August 3, 2024 and  July 29, 2023 was an insignificant amount and $1 million, respectively. The cash received from option exercises during the twenty-six weeks ended August 3, 2024 and  July 29, 2023 was $5 million for both periods. The related tax benefits realized from option exercises were not significant for all periods presented.

The total intrinsic value of options exercised (the difference between the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Exercised	$—	$—	$3	$3

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	August 3,	July 29,
($ in millions)	2024	2023
Outstanding	$1	$2
Outstanding and exercisable	$1	$2

Second Quarter 2024 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Share-Based Compensation (continued)

As of August 3, 2024, there was $1 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a remaining weighted-average period of 1.2 years.

The table below summarizes information about stock options outstanding and exercisable at August 3, 2024.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $30.98	439	4.5	$26.54	387	$26.23
$36.49 - $46.64	513	6.2	40.70	296	42.19
$53.61 - $58.94	382	2.2	56.47	382	56.47
$62.02 - $72.83	866	1.3	65.98	866	65.98
	2,200	3.2	$50.56	1,931	$52.48

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

Generally, RSU awards fully vest after the passage of time, typically over three years for employees and one year for nonemployee directors, provided there is continued service with the Company until the vesting date, subject to the terms of the award. PSU awards are earned only after the attainment of performance goals in connection with the relevant performance period. PSUs granted in 2024 vest after the attainment of the performance period, which is three years. Prior PSU grants vested after the attainment of the performance period of two years and an additional one-year period. No dividends are paid or accumulated on any RSU or PSU awards. Compensation expense is recognized over the vesting period on a straight-line basis.

RSU and PSU activity for the twenty-six weeks ended August 3, 2024 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,378		$38.81
Granted	1,382		29.00
Vested	(477)		49.60
Forfeited	(79)		32.16
Nonvested at August 3, 2024	2,204	1.7	$30.57

Aggregate value ($ in millions)	$67

The total value of RSU and PSU awards that vested during the twenty-six weeks ended August 3, 2024 and July 29, 2023 was $24 million and $23 million, respectively. As of August 3, 2024, there was $46 million of total unrecognized compensation cost related to nonvested awards.

Second Quarter 2024 Form 10-Q Page 13

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

14. Subsequent Events

In August 2024, we entered into agreements to sell our Greece and Romania businesses and entered into license arrangements with the purchaser for the rights to operate Foot Locker stores in Greece and Romania and six other countries in South East Europe. The sale transactions are expected to close in the first half of 2025. We do not believe the sale will be significant to our financial results.

In addition, in August 2024, we announced that we will move our global headquarters to St. Petersburg, Florida in late 2025.

Second Quarter 2024 Form 10-Q Page 14

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

Ensuring that our customers can engage with us in the most convenient manner for them whether in our stores, on our websites, or on our mobile applications, is a high priority for us. We use our omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the brand names of our store banners. These sites offer our largest product selections and provide a seamless link between our e-commerce experience and physical stores. In the second quarter, we enhanced our loyalty FLX Rewards program across North America, with plans to expand to other geographies. The FLX Rewards program introduced FLX Cash, enabling customers to use points towards a discount on purchases, and other member-exclusive benefits, including priority access to highly anticipated sneaker launches, exclusive sales, member-only events, free returns, upgraded birthday gifts, and continued complimentary shipping for members. We believe that our FLX Rewards program is key to driving customer retention and engagement.

As part of our annual strategic review of operations, management initiated various actions to improve profitability in targeted areas of the business. We recently announced our decision to exit underperforming operations in South Korea, Denmark, Norway, and Sweden. We plan to close all stores operating in those regions by mid-2025. During the second quarter of 2024, we recorded impairment charges of $9 million in connection with these decisions. In addition, we entered into agreements to sell our Greece and Romania businesses, and entered into license arrangements with the purchaser for the rights to operate Foot Locker stores in Greece and Romania as well as six other countries in South East Europe. The sale transactions are expected to close in the first half of 2025. We do not believe the sale will be significant to our financial results. Depending on the outcome of the finalization of our long-range plans, there may be triggering events that require impairment reviews during third quarter of 2024.

To further support strategic progress against the Lace Up Plan, we have also announced that we will move our global headquarters to St. Petersburg, Florida in late 2025. The intent of the relocation is to further build on our meaningful presence in St. Petersburg and to enable increased collaboration among teams across banners and functions, while also reducing costs.

Store Count

At August 3, 2024, we operated 2,464 stores as compared with 2,523 and 2,599 stores at February 3, 2024 and July 29, 2023, respectively.

Licensed Operations

A total of 213 licensed stores were operating at August 3, 2024, as compared with 202 and 184 stores at February 3, 2024 and July 29, 2023, respectively, operating in the Middle East and Asia. These stores are not included in the operating store count above.

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest expense.

Second Quarter 2024 Form 10-Q Page 15

The table below summarizes our results for the period.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Sales	$1,896	$1,861	$3,770	$3,788
Licensing revenue	4	3	9	7
Total revenue	$1,900	$1,864	$3,779	$3,795

Operating Results
Division profit	$17	$21	$60	$125
Less: Impairment and other (1)	9	14	23	53
Less: Corporate expense (2)	17	6	28	10
(Loss) income from operations	(9)	1	9	62
Interest expense, net	(3)	(4)	(4)	(5)
Other (expense) income, net (3)	(2)	—	(6)	(3)
(Loss) income before income taxes	$(14)	$(3)	$(1)	$54

(1)	See the Impairment and Other section for further information.
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

The non-GAAP financial information is provided in addition, and not as an alternative, to our reported results prepared in accordance with GAAP. Presented below is a reconciliation of GAAP and non-GAAP pre-tax (loss) income.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions, except per share amounts)	2024	2023	2024	2023
Pre-tax (loss) income:
(Loss) income before income taxes	$(14)	$(3)	$(1)	$54
Pre-tax amounts excluded from GAAP:
Impairment and other	9	14	23	53
Other expense / income, net	—	(2)	2	(1)
Adjusted (loss) income before income taxes (non-GAAP)	$(5)	$9	$24	$106

Second Quarter 2024 Form 10-Q Page 16

Presented below is a reconciliation of GAAP and non-GAAP after-tax (loss) income and GAAP and non-GAAP earnings per share.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions, except per share amounts)	2024	2023	2024	2023
After-tax (loss) income:
Net (loss) income	$(12)	$(5)	$(4)	$31
After-tax adjustments excluded from GAAP:
Impairment and other, net of income tax benefit of $1, $3, $4, and $9 million, respectively	8	11	19	44
Other expense / income, net of income tax expense of $-, $-, $-, and $- million, respectively	—	(2)	2	(1)
Tax reserves benefit	—	—	—	(4)
Adjusted net (loss) income (non-GAAP)	$(4)	$4	$17	$70

Earnings per share:
Diluted (loss) earnings per share	$(0.13)	$(0.05)	$(0.04)	$0.33
Diluted per share amounts excluded from GAAP:
Impairment and other	0.08	0.12	0.20	0.47
Other expense / income, net	—	(0.03)	0.02	(0.02)
Tax reserves benefit	—	—	—	(0.04)
Adjusted diluted (loss) earnings per share (non-GAAP)	$(0.05)	$0.04	$0.18	$0.74

During the thirteen and twenty-six weeks ended August 3, 2024, we recorded pre-tax charges of $9 million and $23 million, respectively, classified as impairment and other. See the Impairment and Other section for further information.

The adjustments made to other income / expense, net reflected losses associated with our minority investments. See the Other (Expense) Income, net section for further information.

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

For the thirteen weeks ended August 3, 2024, total sales increased by $35 million, or 1.9%, to $1,896 million, as compared with the corresponding prior-year period. For the twenty-six weeks ended August 3, 2024, total sales decreased by $18 million, or 0.5%, to $3,770 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales increased by 2.5%, for the thirteen weeks ended August 3, 2024, and were essentially unchanged for the twenty-six weeks ended August 3, 2024. Sales decreased $12 million and $19 million for the thirteen weeks and twenty-six ended August 3, 2024, respectively, from foreign currency fluctuations related primarily to the Euro, Canadian Dollar, and Japanese Yen weakening against the U.S. Dollar. The launch of the FLX Reward program resulted in a reduction in sales of $11 million recorded during the second quarter of 2024, based on the change in estimated value of the loyalty program liability. Comparable sales for the combined channels increased by 2.6% and 0.3% for the thirteen and twenty-six weeks ended August 3, 2024, as compared with the corresponding prior-year periods.

Second Quarter 2024 Form 10-Q Page 17

The information shown below represents certain sales metrics by sales channel.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Store sales	$1,594	$1,572	$3,148	$3,185
$ Change	22		(37)
% Change	1.4%		(1.2)%
% of total sales	84.1	84.5	83.5	84.1
% Comparable sales increase (decrease)	2.3	(8.6)	(0.3)	(8.0)

Direct-to-customers sales	$302	$289	$622	$603
$ Change	13		19
% Change	4.5%		3.2%
% of total sales	15.9	15.5	16.5	15.9
% Comparable sales increase (decrease)	3.7	(13.1)	3.5	(14.8)

Total sales	$1,896	$1,861	$3,770	$3,788
$ Change	35		(18)
% Change	1.9%		(0.5)%
% Comparable sales increase (decrease)	2.6	(9.4)	0.3	(9.2)

The information shown below represents certain combined stores and direct-to-customers sales metrics for the thirteen and twenty-six weeks ended August 3, 2024 as compared with the corresponding prior-year periods.

	Thirteen weeks ended		Twenty-six weeks ended
	Constant Currencies	Comparable Sales	Constant Currencies	Comparable Sales
Foot Locker	7.5%	5.9%	4.7%	3.2%
Champs Sports	(8.5)	(3.9)	(13.8)	(8.8)
Kids Foot Locker	5.5	—	7.7	3.1
WSS	6.9	(6.2)	6.8	(6.0)
North America	3.6	1.7	1.0	(0.5)
Foot Locker (1)	8.2	7.6	5.9	4.8
Sidestep	(100.0)	n.m.	(100.0)	n.m.
EMEA	5.1	7.6	2.6	4.8
Foot Locker	(13.7)	(2.2)	(18.5)	(5.5)
atmos	(18.6)	(9.6)	(11.1)	(4.0)
Asia Pacific	(15.2)	(4.5)	(16.2)	(5.0)
Total sales	2.5%	2.6%	—%	0.3%

(1)	Includes sales from 8 and 14 Kids Foot Locker stores operating in Europe for August 3, 2024 and July 29, 2023, respectively.

For the quarter, comparable sales increased in both channels due to improved conversion rates resulting from a positive customer response to product offerings, enhancements in-stores and online, marketing activities, and strategic promotions. While we were pleased with the positive results in the second quarter, the acceleration did not offset the pressure from the first quarter resulting in the stores channel reporting a comparable sales decline of 0.3% for the year-to-date period.

As previously announced, we are repositioning the Champs Sports banner, which resulted in expected comparable sales declines due to the transition. During the second quarter, we launched our new Champs Sports brand campaign, garnering positive results and improved comparable sales trends. This new brand platform, “Sport For Life” is a celebration of the powerful connection between sports and everyday life serving the sports-style enthusiast.

Second Quarter 2024 Form 10-Q Page 18

For both the quarter and year-to-date periods, sales excluding foreign currency fluctuations for the combined channels increased in North America and EMEA and were partially offset by a decrease in Asia Pacific. North America sales were positively affected by exciting product offerings and an increase in WSS sales. WSS sales benefited from new store growth, as they operated 17 additional stores period-over-period. Constant currency sales for EMEA increased, reflecting improved product assortments coupled with a positive response to our summer sale period in a continued highly promotional marketplace, partially offset by the loss of sales from the Sidestep banner, which closed in the second quarter of 2023 resulting in a decrease of $12 million and $26 million for the thirteen and twenty-six weeks ended August 3, 2024, respectively. Asia Pacific's sales, excluding foreign currency fluctuations, decreased primarily as a result of the prior year closure of our operations in Hong Kong and Macau and the sale of our Singapore and Malaysia operations to our licensing partner in the second quarter of 2023. These businesses represented a decline in sales of $14 million and $31 million for the thirteen and twenty-six weeks ended August 3, 2024, respectively. Our sales decreased from our operations in Australia and New Zealand due to a highly competitive marketplace and lack of product newness. The decline in sales from our atmos banner was predominantly due to macroeconomic headwinds facing the Japanese consumer and the closing of our U.S. atmos operations at the end of the fourth quarter of 2023, which represented a decline in sales of $3 million and $5 million for the thirteen and twenty-six weeks ended August 3, 2024, respectively.

From a product perspective for the combined channels, comparable sales increased in the footwear and accessories categories, partially offset by a decline in the apparel category in the quarter-to-date period. The overall increase was driven by exciting products from our array of strategic and emerging brand partners. For the year-to-date period, comparable sales increased in the footwear category, partially offset by declines in sales from our apparel and accessories categories.

Gross Margin

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Gross margin rate	27.6%	27.1%	28.2%	28.6%
Basis point increase (decrease) in the gross margin rate	50		(40)
Components of the change:
Merchandise margin rate decline	(20)		(90)
Lower occupancy and buyers’ compensation expense rate	70		50

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

The gross margin rate increased to 27.6% for the thirteen weeks ended August 3, 2024, as compared with the corresponding prior-year period, reflecting a 70 basis point leverage in the occupancy and buyers' compensation rate and a 20 basis point decrease in the merchandise margin rate. For the twenty-six weeks ended August 3, 2024, gross margin rate decreased to 28.2% as compared with the corresponding prior-year period, reflecting a 90 basis point decrease in the merchandise margin rate, and a 50 basis point leverage in the occupancy and buyers' compensation rate. The gross margin rate was pressured by 40 basis points and 20 basis points in the quarter and year-to-date, respectively, from the loyalty program reduction in sales, reflecting the redesign that was launched in the quarter. Excluding the effect of the reduction in sales related to loyalty program redesign, merchandise margin rate improved in the second quarter as we were less promotional this year as compared with last year. The decline in merchandise margin rate for the year-to-date period reflected higher first quarter promotional activity in marketplace. The leverage in the occupancy and buyers' compensation rate was primarily related to rent renegotiations and our ongoing optimization of our store portfolio.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
SG&A	$476	$442	$937	$873
$ Change	$34		$64
% Change	7.7%		7.3%
SG&A as a percentage of sales	25.1%	23.8%	24.9%	23.0%

Second Quarter 2024 Form 10-Q Page 19

Excluding the effect of foreign currency fluctuations, SG&A increased by $37 million for the thirteen weeks ended August 3, 2024, as compared with the corresponding prior-year period. For the year-to-date period, SG&A increased by $69 million, excluding the effect of foreign currency fluctuations. As a percentage of sales, SG&A increased by 130 basis points and 190 basis points for the thirteen and twenty-six weeks ended August 3, 2024, respectively, primarily due to investments in technology and brand-building as well as higher inflation, partially offset by savings from the cost optimization program, store closures, and ongoing expense discipline.

Depreciation and Amortization

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Depreciation and amortization	$51	$50	$102	$101
$ Change	$1		$1
% Change	2.0%		1.0%

Depreciation and amortization expense increased by $1 million for the thirteen and twenty-six weeks ended August 3, 2024, as compared with the corresponding prior-year period, reflecting higher capital expenditures partially offset by operating fewer stores and lower depreciation and amortization associated with prior impairment charges.

Impairment and Other

For the thirteen weeks ended August 3, 2024, we recorded $9 million of impairment of long-lived assets and right-of-use assets primarily related to our decision to exit underperforming operations in South Korea, Denmark, Norway, and Sweden. For the twenty-six weeks ended August 3, 2024, we recorded an additional $7 million of impairment of long-lived assets and right-of-use assets related to our decision to no longer operate, and to sublease, an unprofitable store in Europe during the first quarter, and a $7 million loss accrual for legal claims.

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

Corporate Expense

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Corporate expense	$17	$6	$28	$10
$ Change	$11		$18

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

Corporate expense increased by $11 million and $18 million for the thirteen and twenty-six weeks ended August 3, 2024, respectively, as compared with the corresponding prior-year periods. Depreciation and amortization included in corporate expense was $9 million for each of the thirteen weeks ended August 3, 2024 and July 29, 2023 and $18 million for each of the twenty-six weeks ended August 3, 2024 and July 29, 2023. Corporate expense increased primarily due to higher incentive compensation tied to performance and our ongoing investments in information technology.

Operating Results

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Division profit	$17	$21	$60	$125
Division profit margin	0.9%	1.1%	1.6%	3.3%

Second Quarter 2024 Form 10-Q Page 20

Division profit margin, as a percentage of sales, decreased to 0.9% and 1.6% for the thirteen and twenty-six weeks ended August 3, 2024, respectively, primarily due to lower gross margins in certain banners and deleveraging expenses as a percentage of sales.

Interest Expense, Net

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Interest expense	$(5)	$(6)	$(11)	$(11)
Interest income	2	2	7	6
Interest (expense) income, net	$(3)	$(4)	$(4)	$(5)

Interest expense, net decreased by $1 million for the thirteen and twenty-six weeks ended August 3, 2024, as compared with the corresponding prior-year periods.

Other (Expense) Income, Net

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Other (expense) income, net	$(2)	$—	$(6)	$(3)

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

For the thirteen and twenty-six weeks ended August 3, 2024, other (expense) income, net reflected expense of $1 million and $3 million, respectively, related to our pension and postretirement programs. In addition, we recorded a $2 million loss on our equity method investments for the twenty-six weeks ended August 3, 2024. We will continue to evaluate the results of certain minority investments, which may result in a triggering event that may necessitate an impairment review during the third quarter of 2024 as we evaluate their long-term financial projections.

For the thirteen and twenty-six weeks ended July 29, 2023, other (expense) income, net reflected expense of $2 million and $4 million, respectively, related to our pension and postretirement programs, offset by a $2 million gain on the second quarter 2023 sale of our Foot Locker Singapore and Malaysia businesses to our license partner.

Income Taxes

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
($ in millions)	2024	2023	2024	2023
Provision for income taxes	$(2)	$2	$3	$23
Effective tax rate	14.9%	(98.5)%	n.m. (1)	42.7%

(1)	The effective tax rate for the twenty-six weeks ended August 3, 2024 is not meaningful due to the low level of loss before income taxes in the period.

Our current year interim provision for income taxes was measured using an estimated annual effective tax rate, which represented a blend of federal, state, and foreign taxes and included the effect of certain nondeductible items as well as changes in our mix of domestic and foreign earnings or losses, adjusted for discrete items that occurred within the periods presented.

We regularly assess the adequacy of our provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. During the twenty-six weeks ended August 3, 2024 and July 29, 2023, we recognized tax benefits of $2 million and $4 million, respectively, from reserve releases due to various statute of limitations expirations on our foreign income taxes.

Second Quarter 2024 Form 10-Q Page 21

During the twenty-six weeks ended August 3, 2024, we recorded $2 million of expense related to tax deficiencies from share-based compensation, primarily from the vesting of certain grants. The amount recorded in the corresponding prior-year period was not significant.

Excluding these items, the effective tax rates for the current year periods were unfavorable, as compared with the corresponding prior-year periods, primarily due to a loss before tax with non-deductible expenses remaining relatively unchanged, coupled with a change in geographic mix of earnings.

The Organization for Economic Co-operation and Development Pillar Two guidelines published to date include transition and safe harbor rules around the implementation of the Pillar Two global minimum tax of 15%. Based on current enacted legislation effective in 2024 and our structure, the effect of these rules was not significant to our overall effective tax rates for the thirteen and twenty-six weeks ended August 3, 2024, and we do not currently expect a significant effect on our overall effective tax rate for 2024. We are monitoring developments and evaluating the effects that these new rules will have on our future effective income tax rate, tax payments, financial condition, and results of operations.

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

The Company may also repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of August 3, 2024, approximately $1.1 billion remained available under our current $1.2 billion share repurchase program.

Our expected full-year capital spending is $275 million and an additional $55 million is expected related to software-as-a-service implementation costs, totaling spend of $330 million. The forecast includes $195 million related to the updating ("refresh"), remodeling or relocation of stores, as well as new stores. Updating our stores or "refreshes" represent spending directed towards elevating our brand experience, with modest capital expenditures per store. Additionally, we expect to spend $80 million primarily for our technology and supply chain initiatives, including capital expenditures related to two new distribution centers. We also expect to spend an additional $55 million in software-as-a-service implementation costs, related to our technology initiatives as we modernize our enterprise resource planning tools including e-commerce, supply chain, and finance. We have the ability to revise and reschedule some of the anticipated spending program should our financial position require it.

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

Operating Activities

	Twenty-six weeks ended
	August 3,	July 29,
($ in millions)	2024	2023
Net cash provided by (used in) operating activities	$126	$(184)
$ Change	$310

Second Quarter 2024 Form 10-Q Page 22

Operating activities reflects net (loss) income adjusted for non-cash items and working capital changes. Adjustments to net (loss) income for non-cash items include impairment charges, other charges, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The increase in cash from operating activities primarily reflected working capital improvements. The change in merchandise inventories contributed $51 million to the improvement and reflected our concerted efforts to improve inventory turnover. Additionally, timing on accounts payable and other accruals contributed $228 million, including reductions in incentive compensation and income tax payments, as compared with the prior-year period. These improvements were partially offset by a loss in the current period as compared with income in the prior period.

Investing Activities

	Twenty-six weeks ended
	August 3,	July 29,
($ in millions)	2024	2023
Net cash used in investing activities	$(133)	$(96)
$ Change	$(37)

The change in investing activities reflected higher capital expenditures in the current period. For the twenty-six weeks ended August 3, 2024, capital expenditures increased by  $27 million to $132 million, as compared with the corresponding prior-year period. The prior-year period included  $10 million of proceeds from the sale of businesses. Our current year capital plans call for the  updating of approximately 440 existing stores  to our current design standards. During the  twenty-six weeks ended August 3, 2024, we remodeled or relocated  110 stores, including the updating of  80 stores to new design standards.

Financing Activities

	Twenty-six weeks ended
	August 3,	July 29,
($ in millions)	2024	2023
Net cash used in financing activities	$(5)	$(80)
$ Change	$75

The change in financing activities primarily resulted from not paying dividends during the twenty-six weeks ended August 3, 2024, as compared with $75 million in dividends paid in the corresponding prior-year period. Also contributing to the decline was a $5 million reduction in repurchases of common stock related to share-based payments, partially offset by $4 million in debt issuance costs in the current period, related to our amendment of our credit facility during the period. During the second quarter of 2024, we amended our $600 million revolving credit facility, which provided for (i) an uncommitted “accordion” feature that allows us, subject to certain customary conditions, to increase the size of the revolving credit facility to up to $750 million in the aggregate, (ii) an extension of the maturity date from July 14, 2025 to June 20, 2029, and (iii) a change to the interest rates and commitment fees applicable to the loans and commitments, among other items.

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

	Twenty-six weeks ended
	August 3,	July 29,
($ in millions)	2024	2023
Net cash provided by (used in) operating activities	$126	$(184)
Capital expenditures	(132)	(105)
Free cash flow	$(6)	$(289)

Second Quarter 2024 Form 10-Q Page 23

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the 2023 Annual Report on Form 10‑K.

Recent Accounting Pronouncements

Descriptions of the recently issued and adopted accounting principles are included in Item 1. “Financial Statements” in Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary risk exposures or management of market risks from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk within the 2023 Annual Report on Form 10-K.

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

During the quarter ended August 3, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any significant changes with respect to the risks described in our 2023 Annual Report on Form 10-K.

Second Quarter 2024 Form 10-Q Page 24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended August 3, 2024.

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
May 5 to June 1, 2024	—	$—	—	$1,103,814,042
June 2 to July 6, 2024	13,362	24.01	—	1,103,814,042
July 7 to August 3, 2024	621	28.45	—	1,103,814,042
	13,983	$24.21	—

(1)	These columns include shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock units, which vested during the quarter.
(2)	On February 24, 2022, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.2 billion of its common stock, and this program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended August 3, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Second Quarter 2024 Form 10-Q Page 25

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 4 to Credit Agreement, dated as of June 20, 2024, among Foot Locker, Inc., a New York corporation, the guarantors party thereto, the lenders and letter of credit issuers party thereto, and Wells Fargo, National Association, as administrative and collateral agent, a lender, a letter of credit issuer, and swing line lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 20, 2024 filed on June 25, 2024).
10.2†*	Letter Agreement between Foot Locker, Inc. and Rosalind Reeves, dated as of March 9, 2024.
10.3†*	Foot Locker, Inc. Executive Severance Policy.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL datafile and contained in Exhibit 101).

†	Management contract or compensatory plan or agreement
*	Filed herewith
**	Furnished herewith

Second Quarter 2024 Form 10-Q Page 26

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2024	FOOT LOCKER, INC.

/s/ Michael Baughn
MICHAEL BAUGHN
Executive Vice President and Chief Financial Officer

Second Quarter 2024 Form 10-Q Page 27