Form 10-Q
period 2024-11-02
FOOT LOCKER, INC.
filed 2024-12-11
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 2, 2024

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

Number of shares of Common Stock outstanding as of November 30, 2024: 94,888,861

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks," "continues," "feels," "forecasts," or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," "may," "aims," "intends," or "projects." Statements may be forward looking even in the absence of these particular words.

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

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions you that the forward-looking statements contained herein are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to, a change in the relationship with any of our key suppliers, including access to premium products, volume discounts, cooperative advertising, markdown allowances, or the ability to cancel orders or return merchandise; inventory management; our ability to fund our planned capital investments; execution of the Company's long-term strategic plan; a recession, volatility in the financial markets, and other global economic factors, including inflation; capital and resource allocation among our strategic opportunities; our ability to realize the expected benefits from acquisitions; business opportunities and expansion; investments; expenses; dividends; share repurchases; cash management; liquidity; cash flow from operations; access to credit markets at competitive terms; borrowing capacity under our credit facility; cash repatriation; supply chain issues; labor shortages and wage pressures; consumer spending levels and expectations; licensed store arrangements; the effect of certain governmental assistance programs; the success of our marketing and sponsorship arrangements; expectations regarding increasing global taxes and tariffs; the effect of increased government regulation, compliance, and changes in law; the effect of the adverse outcome of any material litigation or government investigation that affects us or our industry generally; the effects of weather; ESG risks; increased competition; geopolitical events; the financial effects of accounting regulations and critical accounting policies; counterparty risks; and any other factors set forth in the section entitled "Risk Factors" of our most recent Annual Report on Form 10-K.

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

Please refer to "Item 1A. Risk Factors" of our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for a discussion of certain risks relating to our business and any investment in our securities. Given these risks and uncertainties, you should not rely on forward-looking statements as predictions of actual results. Any or all of the forward-looking statements contained in this report, or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 2,	October 28,	February 3,
($ in millions, except share amounts)	2024	2023	2024*
ASSETS

Current assets:
Cash and cash equivalents	$211	$187	$297
Merchandise inventories	1,744	1,862	1,509
Assets held for sale	10	—	—
Other current assets	421	325	419
	2,386	2,374	2,225
Property and equipment, net	906	884	930
Operating lease right-of-use assets	2,102	2,182	2,188
Deferred taxes	135	91	114
Goodwill	761	763	768
Other intangible assets, net	365	407	399
Minority investments	115	630	152
Other assets	92	89	92
	$6,862	$7,420	$6,868

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$501	$593	$366
Accrued and other liabilities	428	369	428
Current portion of debt and obligations under finance leases	5	6	5
Current portion of lease obligations	492	491	492
Liabilities held for sale	6	—	—
	1,432	1,459	1,291
Long-term debt and obligations under finance leases	440	443	442
Long-term lease obligations	1,898	1,994	2,004
Other liabilities	224	319	241
Total liabilities	3,994	4,215	3,978
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 95,078,356; 94,265,769; and 94,283,984 shares issued, respectively	800	772	776
Retained earnings	2,445	2,871	2,482
Accumulated other comprehensive loss	(372)	(434)	(366)
Less: Treasury stock at cost: 197,310; 103,962; and 60,308 shares, respectively	(5)	(4)	(2)
Total shareholders' equity	2,868	3,205	2,890
	$6,862	$7,420	$6,868

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

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2024 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions, except per share amounts)	2024	2023	2024	2023
Sales	$1,958	$1,986	$5,728	$5,774
Licensing revenue	3	3	12	10
Total revenue	1,961	1,989	5,740	5,784

Cost of sales	1,378	1,443	4,086	4,149
Selling, general and administrative expenses	482	446	1,419	1,319
Depreciation and amortization	51	47	153	148
Impairment and other	38	6	61	59
Income from operations	12	47	21	109

Interest expense, net	(2)	(2)	(6)	(7)
Other (expense) income, net	(35)	2	(41)	(1)
(Loss) income before income taxes	(25)	47	(26)	101
Income tax expense	8	19	11	42
Net (loss) income	$(33)	$28	$(37)	$59

Basic (loss) earnings per share	$(0.34)	$0.30	$(0.38)	$0.63
Weighted-average shares outstanding	95.0	94.3	94.9	94.1

Diluted (loss) earnings per share	$(0.34)	$0.30	$(0.38)	$0.63
Weighted-average shares outstanding, assuming dilution	95.0	94.7	94.9	94.9

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2024 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Net (loss) income	$(33)	$28	$(37)	$59
Other comprehensive (loss) income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax benefit of $-, $(1), $-, and $(1), respectively	(3)	(41)	(13)	(48)

Hedges contracts:
Change in fair value of derivatives, net of income tax expense of $-, $1, $-, and $-, respectively	—	2	3	—

Pension and postretirement adjustments:
Amortization of net actuarial loss included in net periodic benefit costs, net of income tax expense of $-, $1, $1, and $2, respectively	1	2	4	6
Comprehensive (loss) income	$(35)	$(9)	$(43)	$17

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2024 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at August 3, 2024	95,023	$794	(183)	$(5)	$2,478	$(370)	$2,897
Restricted stock issued	43	—					—
Issued under director and stock plans	12	—					—
Share-based compensation expense		6					6
Shares of common stock used to satisfy tax withholding obligations			(14)	—			—
Net loss					(33)		(33)
Translation adjustment, net of tax						(3)	(3)
Change in hedges, net of tax						—	—
Pension and postretirement adjustments, net of tax						1	1
Balance at November 2, 2024	95,078	$800	(197)	$(5)	$2,445	$(372)	$2,868

Balance at July 29, 2023	94,253	$767	(99)	$(4)	$2,881	$(397)	$3,247
Restricted stock issued	13	—					—
Share-based compensation expense		5					5
Shares of common stock used to satisfy tax withholding obligations			(5)	—			—
Net income					28		28
Cash dividends on common stock ($0.40 per share)					(38)		(38)
Translation adjustment, net of tax						(41)	(41)
Change in hedges, net of tax						2	2
Pension and postretirement adjustments, net of tax						2	2
Balance at October 28, 2023	94,266	$772	(104)	$(4)	$2,871	$(434)	$3,205

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Thirty-nine weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at February 3, 2024	94,284	$776	(60)	$(2)	$2,482	$(366)	$2,890
Restricted stock issued	512	—					—
Issued under director and stock plans	282	6					6
Share-based compensation expense		19					19
Shares of common stock used to satisfy tax withholding obligations			(199)	(5)			(5)
Reissued for Employee Stock Purchase Plan		(1)	62	2			1
Net loss					(37)		(37)
Translation adjustment, net of tax						(13)	(13)
Change in hedges, net of tax						3	3
Pension and postretirement adjustments, net of tax						4	4
Balance at November 2, 2024	95,078	$800	(197)	$(5)	$2,445	$(372)	$2,868

Balance at January 28, 2023	93,397	$760	(1)	$—	$2,925	$(392)	$3,293
Restricted stock issued	666	—					—
Issued under director and stock plans	203	6					6
Share-based compensation expense		9					9
Shares of common stock used to satisfy tax withholding obligations			(270)	(10)			(10)
Reissued for Employee Stock Purchase Plan		(3)	167	6			3
Net income					59		59
Cash dividends on common stock ($1.20 per share)					(113)		(113)
Translation adjustment, net of tax						(48)	(48)
Change in hedges, net of tax						—	—
Pension and postretirement adjustments, net of tax						6	6
Balance at October 28, 2023	94,266	$772	(104)	$(4)	$2,871	$(434)	$3,205

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2024 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine weeks ended
	November 2,	October 28,
($ in millions)	2024	2023
From operating activities:
Net (loss) income	$(37)	$59
Adjustments to reconcile net (loss) income to net cash from operating activities:
Non-cash impairment and other	47	20
Fair value adjustment to minority investment	35	—
Depreciation and amortization	153	148
Deferred income taxes	(35)	(5)
Share-based compensation expense	19	9
Gain on sales of businesses	—	(4)
Gain on sale of property	—	(3)
Change in assets and liabilities:
Merchandise inventories	(243)	(249)
Accounts payable	137	110
Accrued and other liabilities	29	(131)
Other, net	(7)	(52)
Net cash provided by (used in) operating activities	98	(98)
From investing activities:
Capital expenditures	(185)	(165)
Minority investments	(1)	(2)
Proceeds from minority investments	1	—
Proceeds from sales of businesses	—	16
Proceeds from sale of property	—	6
Net cash used in investing activities	(185)	(145)
From financing activities:
Payment of debt issuance costs	(4)	—
Dividends paid on common stock	—	(113)
Shares of common stock repurchased to satisfy tax withholding obligations	(5)	(10)
Payment of obligations under finance leases	(4)	(5)
Proceeds from exercise of stock options	5	5
Treasury stock reissued under employee stock plan	2	3
Net cash used in financing activities	(6)	(120)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	1	4
Net change in cash, cash equivalents, and restricted cash	(92)	(359)
Cash, cash equivalents, and restricted cash at beginning of year	334	582
Cash, cash equivalents, and restricted cash at end of period	$242	$223

Supplemental information:
Interest paid	$20	$17
Income taxes paid	51	86
Cash paid for amounts included in measurement of operating lease liabilities	518	509
Cash paid for amounts included in measurement of finance lease liabilities	6	6
Right-of-use assets obtained in exchange for operating lease obligations	333	175
Assets obtained in exchange for finance lease obligations	1	1

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2024 Form 10-Q Page 5

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Foot Locker, Inc., together with its consolidated subsidiaries ("Foot Locker," "Company," "we," "our," and "us"), is a leading footwear and apparel retailer. We have integrated all available shopping channels, including stores, websites, apps, and social channels. Store sales are primarily fulfilled from the store’s inventory, but may also be shipped from any of our distribution centers or from a different store location if an item is not available at the original store. Direct-to-customer orders are generally shipped to our customers through our distribution centers but may also be shipped from any store or a combination of our distribution centers and stores depending on availability of particular items. We operate in North America, Europe, and Asia Pacific, representing our operating segments. We aggregate these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

Basis of Presentation

The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results expected for the year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2023 Annual Report on Form 10-K.

There were no significant changes to the policies disclosed in Note 1, Summary of Significant Accounting Policies of our 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standard Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. ASU 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. The new expense disaggregation disclosures are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendments should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the effect of this ASU on our financial statement presentation and disclosures.

Other than the pronouncements disclosed in our 2023 Annual Report on Form 10-K, no other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

Third Quarter 2024 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue

The table below presents sales disaggregated by sales channel, as well as licensing revenue earned from our various licensed arrangements. Sales are attributable to the channel in which the sales transaction is initiated.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Sales by Channel
Stores	$1,614	$1,649	$4,762	$4,834
Direct-to-customers	344	337	966	940
Total sales	1,958	1,986	5,728	5,774
Licensing revenue	3	3	12	10
Total revenue	$1,961	$1,989	$5,740	$5,784

Revenue is attributed to the country in which the transaction is fulfilled, and revenue by geographic area is presented in the following table.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Revenue by Geography
United States	$1,291	$1,343	$3,788	$3,807
International	670	646	1,952	1,977
Total revenue	$1,961	$1,989	$5,740	$5,784

Sales by banner and operating segment are presented in the following table.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Foot Locker	$769	$796	$2,282	$2,244
Champs Sports	286	311	821	932
Kids Foot Locker	183	189	520	502
WSS	167	163	482	458
Other	—	1	1	1
North America	1,405	1,460	4,106	4,137
Foot Locker (1)	445	407	1,284	1,202
Sidestep	—	—	—	26
EMEA	445	407	1,284	1,228
Foot Locker	77	81	236	281
atmos	31	38	102	128
Asia Pacific	108	119	338	409
Total sales	$1,958	$1,986	$5,728	$5,774

(1)	Includes sales from 8 and 14 Kids Foot Locker stores operating in Europe for November 2, 2024 and October 28, 2023, respectively.

Third Quarter 2024 Form 10-Q Page 7

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

	November 2,	October 28,
($ in millions)	2024	2023
Gift card liability at beginning of year	$29	$36
Redemptions	(127)	(225)
Breakage recognized in sales	(3)	(10)
Activations	124	215
Foreign currency fluctuations	—	(1)
Gift card liability	$23	$15

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

3. Segment Information

Foot Locker, Inc. operates one reportable segment. Division profit reflects income before income taxes, impairment and other, corporate expense, other (expense) income, net, and net interest expense.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Division profit	$66	$67	$126	$192
Less: Impairment and other (1)	38	6	61	59
Less: Corporate expense (2)	16	14	44	24
Income from operations	12	47	21	109
Interest expense, net	(2)	(2)	(6)	(7)
Other (expense) income, net (3)	(35)	2	(41)	(1)
(Loss) income before income taxes	$(25)	$47	$(26)	$101

(1)	See Note 4, Impairment and Other for further detail.
(2)

Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(3)	See Note 5, Other (Expense) Income, net for further detail.

4. Impairment and Other

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Other intangible asset impairment	$25	$—	$25	$—
Impairment of long-lived assets and right-of-use assets	6	(2)	22	19
Reorganization costs	7	7	7	12
Legal claims	—	—	7	—
Transformation consulting	—	1	—	27
Other	—	—	—	1
Total impairment and other	$38	$6	$61	$59

Third Quarter 2024 Form 10-Q Page 8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Impairment and Other (continued)

For the thirteen weeks ended  November 2, 2024, we recorded $25 million of impairment on the atmos tradename following a strategic review of the atmos business, $7 million of reorganization costs primarily related to the announced closure and relocation of our global headquarters and the shutdown of our operations in South Korea, Denmark, Norway, and Sweden, and $6 million of impairment of long-lived assets and right-of-use assets primarily related to accelerated tenancy charges on right-of-use assets for the closures in South Korea, New York headquarters, Denmark, Norway, and Sweden. We will close all stores operating in South Korea, Denmark, Norway, and Sweden as we focus on improving the overall results of our international operations. For the thirty-nine weeks ended November 2, 2024, we recorded an additional $16 million of impairment of long-lived and right-of-use assets related to our decision to exit the underperforming operations and the closure and sublease of an unprofitable store in Europe, as well as a $7 million loss accrual for legal claims.

5. Other (Expense) Income, net

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Fair value changes in minority investment	$(35)	$—	$(35)	$—
Share of losses related to minority investments	—	—	(2)	(1)
Pension and postretirement net benefit expense, excluding service cost	(2)	(2)	(5)	(6)
Foot Locker Singapore and Malaysia divestiture	—	2	—	4
Gain on sale of property	—	3	—	3
Other	2	(1)	1	(1)
Total other (expense) income, net	$(35)	$2	$(41)	$(1)

We evaluate our minority investments for impairment when events or circumstances indicate that the carrying value of the investment may not be recoverable and an impairment is other than temporary. If an event occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. We estimate the fair value of our minority investments using a discounted cash flow approach, which considers forecasted cash flows provided by the investee's management, as well as assumptions over discount rates and terminal values. If an impairment is indicated, we adjust the carrying values of the investment downward, if necessary, to their estimated fair values. For the thirteen weeks ended  November 2, 2024, we recorded a $35 million non-cash impairment charge related to a minority investment that is accounted for using the fair value measurement alternative.

6. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows.

	November 2,	October 28,
($ in millions)	2024	2023
Cash and cash equivalents	$211	$187
Restricted cash included in other current assets	4	3
Restricted cash included in other non-current assets	27	33
Cash, cash equivalents, and restricted cash	$242	$223

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe. During the current year, most deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims were replaced by standby letters of credit.

Third Quarter 2024 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Assets and Liabilities Held-for-Sale

During the third quarter of 2024, we entered into agreements to sell our Greece and Romania businesses and entered into license arrangements with the purchaser for the rights to operate Foot Locker stores in Greece and Romania and six other countries in South East Europe. The sale transactions are expected to close in the first half of 2025.

We determined that the assets and liabilities of the businesses met the criteria to be presented as "held-for-sale" on the Condensed Consolidated Balance Sheet as of November 2, 2024. We do not believe the sale will be significant to our financial results.

The table below presents the carrying amounts of assets and liabilities held-for-sale.

November 2,
($ in millions)	2024
Assets
Merchandise inventories	$3
Property and equipment, net	2
Operating lease right-of-use assets	5
Total assets held-for-sale	$10

Liabilities
Accrued and other liabilities	$1
Lease obligations	5
Total liabilities held-for-sale	$6

8. Revolving Credit Facility

In the second quarter of 2024, we entered into an amendment to the credit agreement (as so amended, the "Amended Credit Agreement"), which governs our $600 million secured asset-based revolving credit facility. The amendment provides for, among other things, (i) an uncommitted "accordion" feature that allows us, subject to certain customary conditions, to increase the size of the revolving credit facility to up to $750 million in the aggregate, (ii) an extension of the maturity date from July 14, 2025 to June 20, 2029, and (iii) a change to the interest rates and commitment fees applicable to the loans and commitments, respectively, as described below. The amendment provides that the interest rate applicable to loans drawn under the credit facility will be equal to, at our option, either a base rate, determined by reference to the federal funds rate, plus a margin of 0.50% to 1.00% per annum, or a forward-looking term rate, determined by reference to Secured Overnight Financing Rate plus a margin of 1.50% to 2.00% per annum, in each case, depending on availability under the Amended Credit Agreement. In addition, we will pay a commitment fee from 0.25% to 0.375% per annum on the unused portion of the commitments under the Amended Credit Agreement. No events of default occurred during 2024.

Our obligations under the Amended Credit Agreement are secured by a first priority lien on certain assets, including inventory and accounts receivable, cash deposits, and certain insurance proceeds. We may use the Amended Credit Agreement to, among other things, support standby letters of credit in connection with insurance programs. We did not have any borrowings outstanding as of November 2, 2024 and October 28, 2023. The letters of credit outstanding as of  November 2, 2024 were $7 million.

We paid fees of $4 million in connection with the amendment of our credit facility and such costs are amortized over the life of the extended facility. The unamortized balance as of  November 2, 2024 was $5 million, which included the unamortized costs of the prior agreement.

Third Quarter 2024 Form 10-Q Page 10

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss ("AOCL"), net of tax, is comprised of the following:

	November 2,	October 28,	February 3,
($ in millions)	2024	2023	2024
Foreign currency translation adjustments	$(186)	$(196)	$(173)
Hedge contracts	1	(3)	(2)
Unrecognized pension cost and postretirement benefit	(187)	(235)	(191)
	$(372)	$(434)	$(366)

The changes in AOCL for the thirty-nine weeks ended November 2, 2024 were as follows:

($ in millions)	Foreign Currency Translation Adjustments	Hedge Contracts	Items Related to Pension and Postretirement Benefits	Total
Balance as of February 3, 2024	$(173)	$(2)	$(191)	$(366)

OCI before reclassification	(13)	6	—	(7)
Reclassification of hedges, net of tax	—	(3)	—	(3)
Amortization of pension actuarial loss, net of tax	—	—	4	4
Other comprehensive (loss) income	(13)	3	4	(6)
Balance as of November 2, 2024	$(186)	$1	$(187)	$(372)

Reclassifications from AOCL for the thirty-nine weeks ended November 2, 2024 were as follows:

($ in millions)
Reclassification of hedge loss:
Cross-currency swap	$(3)
Income tax	—
Reclassification of hedges, net of tax	$(3)

Amortization of actuarial loss:
Pension benefits	$5
Income tax	(1)
Amortization of actuarial loss, net of tax	$4

10. Fair Value Measurements

Our financial assets and liabilities are recorded at fair value, using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of November 2, 2024			As of October 28, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$—	$7	$—	$—	$6	$—
Foreign exchange forward contracts	—	4	—	—	1	—
Cross-currency swap contract	—	14	—	—	6	—
Total assets	$—	$25	$—	$—	$13	$—
Liabilities
Contingent consideration	$—	$—	$—	$—	$—	$4
Foreign exchange forward contracts	—	1	—	—	1	—
Total liabilities	$—	$1	$—	$—	$1	$4

Third Quarter 2024 Form 10-Q Page 11

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

During the third quarter of 2024, we recorded $25 million of impairment on the atmos tradename following a strategic review of the atmos business. We calculated the fair value using a discounted cash flow method, based on the relief from royalty method, which uses estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates, and other variables.

We have a minority investment that is accounted for using the fair value measurement alternative. During the third quarter of 2024, we recognized a $35 million non-cash impairment charge related to our investment, thereby reducing the carrying value to $98 million due to an evaluation of events that indicated that the carrying value of the investment was impaired. We estimated the fair value using a discounted cash flow approach, which considered forecasted cash flows provided by the investee's management, as well as assumptions over discount rates, and terminal values.

As of November 2, 2024, cumulative impairments on our portfolio of minority investments were $566 million.

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying value and estimated fair value of long-term debt were as follows:

	November 2,	October 28,
($ in millions)	2024	2023
Carrying value (1)	$396	$395
Fair value	$343	$294

(1)	The carrying value of debt as of November 2, 2024 and October 28, 2023, included $4 and $5 million, respectively, of issuer’s discount and costs.

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

Third Quarter 2024 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Earnings Per Share (continued)

The computation of basic and diluted EPS is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
(in millions, except per share data)	2024	2023	2024	2023
Net (loss) income	$(33)	$28	$(37)	$59
Weighted-average common shares outstanding	95.0	94.3	94.9	94.1
Dilutive effect of potential common shares	—	0.4	—	0.8
Weighted-average common shares outstanding assuming dilution	95.0	94.7	94.9	94.9

(Loss) earnings per share - basic	$(0.34)	$0.30	$(0.38)	$0.63
(Loss) earnings per share - diluted	$(0.34)	$0.30	$(0.38)	$0.63

Anti-dilutive share-based awards excluded from diluted calculation	3.8	3.0	3.9	2.6

Performance stock units related to our long-term incentive programs of 1.8 million and 0.8 million have been excluded from diluted weighted-average shares for the periods ended November 2, 2024 and October 28, 2023, respectively. The issuance of these shares is contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

12. Pension

The components of net periodic pension benefit expense are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other (expense) income, net.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Service cost	$1	$2	$3	$5
Interest cost	6	7	16	20
Expected return on plan assets	(5)	(7)	(16)	(22)
Amortization of net loss	1	2	5	8
Net benefit expense	$3	$4	$8	$11

13. Share-Based Compensation

Share-Based Compensation Expense

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Options and employee stock purchase plan	$—	$1	$2	$3
Restricted stock units and performance stock units	6	4	17	6
Total share-based compensation expense	$6	$5	$19	$9

Tax benefit recognized	$—	$—	$2	$1

Third Quarter 2024 Form 10-Q Page 13

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation (continued)

Stock Options

As of November 2, 2024, there were 8,575,827 shares available for issuance under the 2007 Stock Incentive Plan. Effective in 2024, we no longer issue stock option grants. The table below provides activity for existing awards for the thirty-nine weeks ended November 2, 2024.

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,738		$48.23
Exercised	(257)		21.63
Expired or cancelled	(323)		52.91
Options outstanding at November 2, 2024	2,158	3.0	$50.69
Options exercisable at November 2, 2024	1,908	2.3	$52.51

The total fair value of options vested for the thirty-nine weeks ended November 2, 2024 and October 28, 2023 was $2 million and $5 million, respectively. The cash received from option exercises and the related tax were not significant for any of the periods presented. The total intrinsic value of options exercised, outstanding, and outstanding and exercisable was not significant for any of the periods presented.

As of November 2, 2024, there was $1 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a remaining weighted-average period of 1.1 years.

The table below summarizes information about stock options outstanding and exercisable at November 2, 2024.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $30.98	422	4.4	$26.67	370	$26.35
$36.49 - $46.64	506	6.0	40.68	307	41.86
$53.61 - $58.94	377	1.9	56.44	378	56.44
$62.02 - $72.83	853	1.1	65.97	853	65.97
	2,158	3.0	$50.69	1,908	$52.51

Third Quarter 2024 Form 10-Q Page 14

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation (continued)

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

RSU and PSU activity for the thirty-nine weeks ended November 2, 2024 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,378		$38.81
Granted	1,383		29.00
Vested	(520)		47.29
Forfeited	(102)		32.08
Nonvested at November 2, 2024	2,139	1.5	$30.73

Aggregate value ($ in millions)	$66

The total value of RSU and PSU awards that vested during the thirty-nine weeks ended November 2, 2024 and October 28, 2023 was $25 million and $23 million, respectively. As of November 2, 2024, there was $39 million of total unrecognized compensation cost related to nonvested awards.

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

Third Quarter 2024 Form 10-Q Page 15

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

As part of our annual strategic review of operations, management initiated various actions to improve profitability in targeted areas of the business. We recently announced our decision to exit underperforming operations in South Korea, Denmark, Norway, and Sweden. We plan to close all stores operating in those regions by mid-2025. In addition, we entered into agreements to sell our Greece and Romania businesses, and entered into license arrangements with the purchaser for the rights to operate Foot Locker stores in Greece and Romania, as well as six other countries in South East Europe. The sale transactions are expected to close in the first half of 2025. We do not believe the sale will be significant to our financial results. To further support strategic progress against the Lace Up Plan, we have also announced that we will move our global headquarters to St. Petersburg, Florida in late 2025. The intent of the relocation is to further build on our meaningful presence in St. Petersburg and to enable increased collaboration among teams across banners and functions, while also reducing costs. During the third quarter of 2024, we recorded impairment and reorganization charges of $13 million in connection with these decisions.

Store Count

At November 2, 2024, we operated 2,450 stores as compared with 2,523 and 2,607 stores at February 3, 2024 and October 28, 2023, respectively.

Licensed Operations

A total of 214 licensed stores were operating at November 2, 2024, as compared with 202 and 190 stores at February 3, 2024 and October 28, 2023, respectively, operating in the Middle East and Asia. These stores are not included in the operating store count above. During the third quarter of 2024, our license partners opened the first Foot Locker store and digital platform in India.

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest expense.

Third Quarter 2024 Form 10-Q Page 16

The table below summarizes our results for the period.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Sales	$1,958	$1,986	$5,728	$5,774
Licensing revenue	3	3	12	10
Total revenue	$1,961	$1,989	$5,740	$5,784

Operating Results
Division profit	$66	$67	$126	$192
Less: Impairment and other (1)	38	6	61	59
Less: Corporate expense (2)	16	14	44	24
Income from operations	12	47	21	109
Interest expense, net	(2)	(2)	(6)	(7)
Other (expense) income, net (3)	(35)	2	(41)	(1)
(Loss) income before income taxes	$(25)	$47	$(26)	$101

(1)	See the Impairment and Other section for further information.
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

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions, except per share amounts)	2024	2023	2024	2023
Pre-tax (loss) income:
(Loss) income before income taxes	$(25)	$47	$(26)	$101
Pre-tax amounts excluded from GAAP:
Impairment and other	38	6	61	59
Other expense / income, net	35	(5)	37	(6)
Adjusted income before income taxes (non-GAAP)	$48	$48	$72	$154

Third Quarter 2024 Form 10-Q Page 17

Presented below is a reconciliation of GAAP and non-GAAP after-tax (loss) income and GAAP and non-GAAP earnings per share.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions, except per share amounts)	2024	2023	2024	2023
After-tax (loss) income:
Net (loss) income	$(33)	$28	$(37)	$59
After-tax adjustments excluded from GAAP:
Impairment and other, net of income tax benefit of $9, $2, $13, and $11 million, respectively	29	4	48	48
Other expense / income, net of income tax expense of $-, $1, $-, and $1 million, respectively	35	(4)	37	(5)
Tax reserves benefit	—	—	—	(4)
Adjusted net income (non-GAAP)	$31	$28	$48	$98

Earnings per share:
Diluted (loss) earnings per share	$(0.34)	$0.30	$(0.38)	$0.63
Diluted per share amounts excluded from GAAP:
Impairment and other	0.31	0.04	0.51	0.51
Other expense / income, net	0.36	(0.04)	0.38	(0.06)
Tax reserves benefit	—	—	—	(0.04)
Adjusted diluted earnings per share (non-GAAP)	$0.33	$0.30	$0.51	$1.04

During the thirteen and thirty-nine weeks ended November 2, 2024, we recorded pre-tax charges of $38 million and $61 million, respectively, classified as impairment and other. See the Impairment and Other section for further information.

The adjustments made to other income / expense, net reflected fair value changes and losses associated with our minority investments. The prior-year period also included gains on sales of businesses and property. See the Other (Expense) Income, net section for further information.

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

Third Quarter 2024 Form 10-Q Page 18

For the thirteen weeks ended November 2, 2024, total sales decreased by $28 million, or 1.4%, to $1,958 million, as compared with the corresponding prior-year period. For the thirty-nine weeks ended November 2, 2024, total sales decreased by $46 million, or 0.8%, to $5,728 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales decreased by 2.2% and 0.7% for the thirteen and thirty-nine weeks ended November 2, 2024, respectively. Sales increased by $15 million and declined by $4 million for the thirteen weeks ended and the thirty-nine weeks ended November 2, 2024 from foreign currency fluctuations related primarily to the Euro and British Pound. In connection with the second quarter launch of the FLX Reward Program, we recorded a reduction in sales of $11 million, based on the change in estimated value of the loyalty program liability. Comparable sales for the combined channels increased by 2.4% and 1.0% for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, as compared with the corresponding prior-year periods.

The information shown below represents certain sales metrics by sales channel.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Store sales	$1,614	$1,649	$4,762	$4,834
$ Change	(35)		(72)
% Change	(2.1)%		(1.5)%
% of total sales	82.4	83.0	83.1	83.7
% Comparable sales increase (decrease)	2.2	(8.5)	0.5	(8.2)

Direct-to-customers sales	$344	$337	$966	$940
$ Change	7		26
% Change	2.1%		2.8%
% of total sales	17.6	17.0	16.9	16.3
% Comparable sales increase (decrease)	3.6	(5.6)	3.5	(12.2)

Total sales	$1,958	$1,986	$5,728	$5,774
$ Change	(28)		(46)
% Change	(1.4)%		(0.8)%
% Comparable sales increase (decrease)	2.4	(8.0)	1.0	(8.9)

The information shown below represents certain combined stores and direct-to-customers sales metrics for the thirteen and thirty-nine weeks ended November 2, 2024 as compared with the corresponding prior-year periods.

	Thirteen weeks ended		Thirty-nine weeks ended
	Constant Currencies	Comparable Sales	Constant Currencies	Comparable Sales
Foot Locker	(3.3)%	1.6%	1.8%	2.6%
Champs Sports	(8.0)	2.8	(11.8)	(5.1)
Kids Foot Locker	(3.2)	3.2	3.6	3.2
WSS	2.5	1.8	5.2	(3.4)
North America	(3.7)	2.1	(0.7)	0.3
Foot Locker (1)	6.1	6.4	6.0	5.3
Sidestep	n.m.	n.m.	(100.0)	n.m.
EMEA	6.1	6.4	3.7	5.3
Foot Locker	(8.6)	(5.6)	(15.7)	(5.5)
atmos	(18.4)	(11.2)	(13.3)	(6.2)
Asia Pacific	(11.8)	(7.3)	(14.9)	(5.7)
Total sales	(2.2)%	2.4%	(0.7)%	1.0%

(1)	Includes sales from 8 and 14 Kids Foot Locker stores operating in Europe for November 2, 2024 and October 28, 2023, respectively.

For the quarter and year-to-date, comparable sales increased in both channels due to improved conversion rates resulting from a positive customer response to product offerings, enhancements in-stores and online, marketing activities, and strategic promotions.

Third Quarter 2024 Form 10-Q Page 19

As previously announced, we are repositioning the Champs Sports banner, which resulted in expected total sales and comparable sales declines due to the transition. We believe that the Champs Sports repositioning will be completed by the end of the current fiscal year with approximately 10-20 additional planned store closures in the fourth quarter, which is not expected to be significant. During the second quarter, we launched our new Champs Sports brand campaign, garnering positive results and improved comparable sales trends. This new brand platform, "Sport For Life" is a celebration of the powerful connection between sports and everyday life serving the sports-style enthusiast. The momentum generated by this campaign, as well as improved product offerings generated a 2.8% comparable sales growth in the third quarter.

For both the quarter and year-to-date periods, sales excluding foreign currency fluctuations for the combined channels decreased in North America and Asia Pacific, partially offset by an increase in EMEA. Total North America sales were negatively affected by our strategic decision to close stores in our Foot Locker, Kids Foot Locker and Champs Sports banners, as 150 fewer stores were operating compared with the prior-year period, however our stores operating in North America generated comparable sales growth. Additionally, the decrease in total sales was partially offset by an increase in sales from our WSS banner, which benefited from new store growth, as they operated 19 additional stores period-over-period. Constant currency sales for EMEA increased, reflecting improved product assortments coupled with a positive response to our back-to-school sale period in a continued highly promotional marketplace, partially offset by the loss of sales from the Sidestep banner, which closed in the second quarter of 2023 resulting in a decrease of $26 million for the year-to-date period. Asia Pacific's sales, excluding foreign currency fluctuations, decreased primarily as a result of the prior-year closures of our operations in Hong Kong and Macau and the sale of our Singapore and Malaysia operations to our licensing partner in the second quarter of 2023. These businesses represented a decline in sales of $31 million for the year-to-date period. Additionally, sales decreased from our operations in Australia and New Zealand due to macroeconomic headwinds and a highly competitive marketplace. The decline in sales from our atmos banner of $7 million and $17 million for the quarter and year-to-date periods, respectively, was primarily due to our decision to accelerate shifts to our own digital site and away from less profitable third-party digital platforms, in addition to the closing of our U.S. atmos operations at the end of the fourth quarter of 2023, which represented a decline in sales of $3 million and $8 million for the quarter and year-to-date periods, respectively.

From a product perspective for the combined channels, comparable sales increased in the footwear and accessories categories, partially offset by a decline in the apparel category in the quarter and year-to-date periods. The overall increase was driven by exciting products from our array of strategic and emerging brand partners.

Gross Margin

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Gross margin rate	29.6%	27.3%	28.7%	28.1%
Basis point increase in the gross margin rate	230		60
Components of the change:
Merchandise margin rate increase	230		30
Lower occupancy and buyers’ compensation expense rate	—		30

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

The gross margin rate increased to 29.6% for the thirteen weeks ended November 2, 2024, as compared with the corresponding prior-year period, reflecting a 230 basis point increase in the merchandise margin rate. For the thirty-nine weeks ended November 2, 2024, gross margin rate increased to 28.7% as compared with the corresponding prior-year period, reflecting a 30 basis point increase in the merchandise margin rate, and a 30 basis point leverage in the occupancy and buyers' compensation rate. The year-to-date gross margin rate was pressured by 10 basis points from the loyalty program reduction in sales, reflecting the redesign that was launched in the second quarter. Excluding the effect of the reduction in sales related to loyalty program redesign, merchandise margin rate improved in the quarter and year-to-date periods as we were less promotional this year as compared with last year. The leverage in the occupancy and buyers' compensation rate was primarily related to rent renegotiations and our ongoing optimization of our store portfolio.

Third Quarter 2024 Form 10-Q Page 20

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
SG&A	$482	$446	$1,419	$1,319
$ Change	$36		$100
% Change	8.1%		7.6%
SG&A as a percentage of sales	24.6%	22.5%	24.8%	22.8%

Excluding the effect of foreign currency fluctuations, SG&A increased by $32 million for the thirteen weeks ended November 2, 2024, as compared with the corresponding prior-year period and the year-to-date period, it increased by $101 million. As a percentage of sales, SG&A increased by 210 basis points and 200 basis points for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, primarily due to investments in technology and brand-building as well as higher inflation, partially offset by savings from the cost optimization program, store closures, and ongoing expense discipline. The third quarter year-to-date period reflected higher incentive compensation as compared with corresponding prior-year period due to higher forecasted achievement of targeted performance.

Depreciation and Amortization

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Depreciation and amortization	$51	$47	$153	$148
$ Change	$4		$5
% Change	8.5%		3.4%

Depreciation and amortization expense increased by $4 million and $5 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, as compared with the corresponding prior-year periods, reflecting higher capital expenditures partially offset by operating fewer stores and lower depreciation and amortization associated with impairment charges.

Impairment and Other

During the thirteen weeks ended November 2, 2024, we recorded $25 million of impairment on the atmos tradename following a strategic review of the atmos business, $7 million of reorganization costs primarily related to the announced closure and relocation of our global headquarters and the shutdown of our operations in South Korea, Denmark, Norway, and Sweden, and $6 million of impairment of long-lived assets and right-of-use assets primarily related to accelerated tenancy charges on right-of-use assets for the closures in South Korea, New York headquarters, Denmark, Norway, and Sweden. For the thirty-nine weeks ended November 2, 2024, we recorded an additional $16 million of impairment of long-lived assets and right-of-use assets related to our decision to exit the underperforming operations and the closure and sublease of an unprofitable store in Europe, as well as a $7 million loss accrual for legal claims.

For the thirteen and thirty-nine weeks ended October 28, 2023, we incurred $1 million and $27 million of transformation consulting expense, respectively. For the thirteen weeks ended October 28, 2023, we recorded a $3 million net benefit from the settlement of lease obligations associated with Sidestep stores, partially offset by impairment on atmos U.S. assets of $1 million. For the thirty-nine weeks ended October 28, 2023, we recorded impairment expense of $19 million primarily driven by accelerated tenancy charges on right-of-use assets for the closures of the Sidestep banner and Foot Locker Asia stores. Additionally, we recorded reorganization costs of $7 million and $12 million, for the thirteen and thirty-nine weeks ended October 28, 2023, respectively, related to the announced closure of the Sidestep banner, Foot Locker Asia stores, and a North American distribution center,

Corporate Expense

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Corporate expense	$16	$14	$44	$24
$ Change	$2		$20

Third Quarter 2024 Form 10-Q Page 21

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense increased by $2 million and $20 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, as compared with the corresponding prior-year periods. Depreciation and amortization included in corporate expense was $9 million for each of the thirteen weeks ended November 2, 2024 and October 28, 2023 and $27 million for each of the thirty-nine weeks ended November 2, 2024 and October 28, 2023. Corporate expense increased primarily due to higher performance-based incentive compensation as compared with the prior-year and our ongoing investments in information technology.

Operating Results

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Division profit	$66	$67	$126	$192
Division profit margin	3.4%	3.4%	2.2%	3.3%

Division profit, as a percentage of sales, remained flat for the thirteen weeks ended November 2, 2024. Division profit, as a percentage of sales, decreased to 2.2% for the thirty-nine weeks ended November 2, 2024, primarily due to higher SG&A expenses as a percentage of sales.

Interest Expense, Net

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Interest expense	$(7)	$(6)	$(18)	$(17)
Interest income	5	4	12	10
Interest (expense) income, net	$(2)	$(2)	$(6)	$(7)

Interest expense, net remained flat for the thirteen weeks ended November 2, 2024. Interest expense, net decreased by $1 million for the thirty-nine weeks ended November 2, 2024, as compared with the corresponding prior-year period.

Other (Expense) Income, Net

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Other (expense) income, net	$(35)	$2	$(41)	$(1)

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

For the thirteen weeks ended November 2, 2024, we recorded a $35 million non-cash impairment charge related to a minority investment that is accounted for using the fair value measurement alternative, which is cost, adjusted for changes in observable prices minus impairment under the practicability exception. We assess the carrying value of this investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and consider factors including, but not limited to, expected cash flows, underperformance relative to its plans and continued losses of the investee. We estimated the fair value using a discounted cash flow approach, which considered forecasted cash flows provided by the investee's management, as well as assumptions over discount rates and terminal values. Additionally, the thirteen and thirty-nine weeks ended November 2, 2024 other (expense) income, net reflected expense of $2 million and $5 million, respectively, related to our pension and postretirement programs. In addition, we recorded a $2 million loss on our equity method investments for the thirty-nine weeks ended November 2, 2024.

The thirteen weeks ended October 28, 2023 reflected a gain of $2 million from the resolution of working capital related to the sale of our Foot Locker Singapore and Malaysia businesses to our license partner in the second quarter and a $3 million gain on the sale of a corporate office property in North America. This was partially offset by expense of $2 million related to our pension and postretirement programs. For the thirty-nine weeks ended October 28, 2023, other income / (expense), net included an additional $4 million of expense related to our pension and postretirement programs and an additional $2 million gain from the previously mentioned business divestiture.

Third Quarter 2024 Form 10-Q Page 22

Income Taxes

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
($ in millions)	2024	2023	2024	2023
Provision for income taxes	$8	$19	$11	$42
Effective tax rate	(30.6)%	39.4%	(42.2)%	41.1%

Our current year interim provision for income taxes was measured using an estimated annual effective tax rate, which represented a blend of federal, state, and foreign taxes and included the effect of certain nondeductible items as well as changes in our mix of domestic and foreign earnings or losses, adjusted for discrete items that occurred within the periods presented.

We regularly assess the adequacy of our provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. During the thirty-nine weeks ended November 2, 2024 and October 28, 2023, we recognized tax benefits of $2 million and $4 million, respectively, from reserve releases due to various statute of limitations expirations on our foreign income taxes.

During the thirty-nine weeks ended November 2, 2024, we recorded $2 million of expense related to tax deficiencies from share-based compensation, primarily from the vesting of certain grants. The amount recorded in the corresponding prior-year period was not significant.

Excluding these items, the effective tax rates for the current year periods were unfavorable, as compared with the corresponding prior-year periods, primarily due to a loss before tax with non-deductible expenses remaining relatively unchanged, coupled with a change in geographic mix of earnings.

The Organization for Economic Co-operation and Development Pillar Two guidelines published to date include transition and safe harbor rules around the implementation of the Pillar Two global minimum tax of 15%. Based on current enacted legislation effective in 2024 and our structure, the effect of these rules was not significant to our overall effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2024, and we do not currently expect a significant effect on our overall effective tax rate for 2024. We are monitoring developments and evaluating the effects that these new rules will have on our future effective income tax rate, tax payments, financial condition, and results of operations.

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

The Company may also repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of November 2, 2024, approximately $1.1 billion remained available under our current $1.2 billion share repurchase program.

Third Quarter 2024 Form 10-Q Page 23

Our expected full-year capital spending is $270 million and an additional $50 million is expected related to software-as-a-service implementation costs, totaling spend of $320 million. The forecast includes $185 million related to the updating ("refresh"), remodeling or relocation of stores, as well as new stores. Updating our stores or "refreshes" represent spending directed towards elevating our brand experience, with modest capital expenditures per store. Additionally, we expect to spend $85 million primarily for our technology and supply chain initiatives, including capital expenditures related to two new distribution centers. We also expect to spend an additional $50 million in software-as-a-service implementation costs, related to our technology initiatives as we modernize our enterprise resource planning tools including e-commerce, supply chain, and finance. We have the ability to revise and reschedule some of the anticipated spending program related to our stores should our financial position require it.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of our merchandise mix, retail locations and websites, uncertainties related to the effect of competitive products and pricing, our reliance on a few key suppliers for a significant portion of our merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effects of currency fluctuations, as well as other factors listed under the headings "Disclosure Regarding Forward-Looking Statements," and "Risk Factors" could affect our ability to continue to fund our needs from business operations.

Operating Activities

	Thirty-nine weeks ended
	November 2,	October 28,
($ in millions)	2024	2023
Net cash provided by (used in) operating activities	$98	$(98)
$ Change	$196

Operating activities reflects net (loss) income adjusted for non-cash items and working capital changes. Adjustments to net (loss) income for non-cash items include impairment charges, other charges, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The increase in cash from operating activities primarily reflected working capital improvements, partially offset by a loss in the current period as compared with income in the corresponding prior-year period. Timing on accounts payable and other accruals contributed $187 million, reflecting reductions in incentive compensation and income tax payments.

Investing Activities

	Thirty-nine weeks ended
	November 2,	October 28,
($ in millions)	2024	2023
Net cash used in investing activities	$(185)	$(145)
$ Change	$(40)

The change in investing activities primarily reflected higher capital expenditures in the current period. Additionally, the prior-year period included $16 million of proceeds from the sale of busin esses and  $6  million of proceeds from the sale of property. For the  thirty-nine weeks ended November 2, 2024, capital expenditures increased by  $20 million to  $185 million, as compared with the corresponding prior-year period. Our current year capital plans call for the remodeling or relocation  of approximately 490 existing stores,  of which approximately 420 stores represent refreshes or updates to our current design standards. During the  thirty-nine weeks ended November 2, 2024, we remodeled or relocated  297 stores, including the refresh of  247 stores.

Financing Activities

	Thirty-nine weeks ended
	November 2,	October 28,
($ in millions)	2024	2023
Net cash used in financing activities	$(6)	$(120)
$ Change	$114

Third Quarter 2024 Form 10-Q Page 24

The change in financing activities primarily resulted from not paying dividends during the thirty-nine weeks ended November 2, 2024, as compared with $113 million in dividends paid in the corresponding prior-year period. Also contributing to the decline was a $5 million reduction in repurchases of common stock related to share-based tax withholdings, partially offset by $4 million in debt issuance costs related to our amendment of our credit facility. During the second quarter of 2024, we amended our $600 million revolving credit facility, which provided for (i) an uncommitted "accordion" feature that allows us, subject to certain customary conditions, to increase the size of the revolving credit facility to up to $750 million in the aggregate, (ii) an extension of the maturity date from July 14, 2025 to June 20, 2029, and (iii) a change to the interest rates and commitment fees applicable to the loans and commitments, among other items.

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

	Thirty-nine weeks ended
	November 2,	October 28,
($ in millions)	2024	2023
Net cash provided by (used in) operating activities	$98	$(98)
Capital expenditures	(185)	(165)
Free cash flow	$(87)	$(263)

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," within the 2023 Annual Report on Form 10‑K.

Recent Accounting Pronouncements

Descriptions of the recently issued and adopted accounting principles are included in Item 1. "Financial Statements" in Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary risk exposures or management of market risks from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk within the 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures

During the quarter, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Third Quarter 2024 Form 10-Q Page 25

During the quarter ended November 2, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  - OTHER INFORMATION

Item  1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. "Financial Statements" in Part I.

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. "Risk Factors" in our 2023 Annual Report on Form 10-K filed with the SEC on March 28, 2024 should be considered as they could materially affect our business, financial condition, or future results.

There have not been any significant changes with respect to the risks described in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended November 2, 2024.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that may yet be Purchased Under the Program (2)
August 4 to August 31, 2024	906	$30.52	—	$1,103,814,042
September 1 to October 5, 2024	1,128	28.35	—	1,103,814,042
October 6 to November 2, 2024	12,451	24.80	—	1,103,814,042
	14,485	$25.43	—

(1)	These columns include shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock units, which vested during the quarter.
(2)	On February 24, 2022, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.2 billion of its common stock, and this program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended November 2, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Third Quarter 2024 Form 10-Q Page 26

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

Third Quarter 2024 Form 10-Q Page 27

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2024	FOOT LOCKER, INC.

/s/ Michael Baughn
MICHAEL BAUGHN
Executive Vice President and Chief Financial Officer

Third Quarter 2024 Form 10-Q Page 28