Form 10-K
period 2025-02-01
FOOT LOCKER, INC.
filed 2025-03-27
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of March 21, 2025:	94,954,372

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the Registrant's most recently completed second fiscal quarter, August 3, 2024 was approximately:

$1,319,697,917*

*    For purposes of this calculation only (a) all non-employee directors plus six executive officers and owners of 5% or more of the registrant are deemed to be affiliates of the registrant, and (b) shares deemed to be "held" by such persons include only outstanding shares of the registrant's voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement (the "Proxy Statement") to be filed in connection with the Annual Meeting of Shareholders to be held on May 21, 2025 are incorporated by reference in Part III.

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

Examples of forward-looking statements include, but are not limited to, statements regarding our financial position, business strategy and other plans and objectives for our future operations, and generation of free cash flow. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. The forward-looking statements contained herein are largely based on our expectations for the future, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management's assumptions about future events may prove to be inaccurate.

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions you that the forward-looking statements contained herein are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to, a change in the relationship with any of our key suppliers, including access to premium products, volume discounts, cooperative advertising, markdown allowances, or the ability to cancel orders or return excess or unneeded merchandise; inventory management; our ability to fund our planned capital investments; execution of the Company's long-term strategic plan; a recession, volatility in the financial markets, and other global economic factors, including inflation; capital and resource allocation among our strategic opportunities; our ability to integrate the operations acquisitions; business opportunities and expansion; investments; expenses; dividends; share repurchases; cash management; liquidity; cash flow from operations; access to credit markets at competitive terms; instability in the financial markets; borrowing capacity under our credit facility; cash repatriation; supply chain issues; labor shortages and wage pressures; consumer spending levels and expectations; licensed store arrangements; the effect of certain governmental assistance programs; the success of our marketing and sponsorship arrangements; expectations regarding increasing global taxes and tariffs; the effect of increased government regulation, compliance, and changes in law; the effect of the adverse outcome of any material litigation or government investigation that affects us or our industry generally; the effects of weather; ESG risks; increased competition; geopolitical events; the financial effects of accounting regulations and critical accounting policies; counterparty credit risks; and any other factors set forth in the section entitled "Risk Factors" of our most recent Annual Report on Form 10-K.

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

PART I

Item 1. Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the "Registrant," "Company," "we," "our," or "us." Foot Locker, Inc. currently has its corporate headquarters in New York. The Company plans to relocate its corporate headquarters to St. Petersburg, Florida in late 2025.

Foot Locker, Inc. is a leading footwear and apparel retailer that unlocks the "inner sneakerhead" in all of us. As of February 1, 2025, we operated 2,410 stores in 26 countries across North America, Europe, Australia, New Zealand, and Asia, and a licensed store presence in the Middle East, Europe, and Asia. Foot Locker, Inc. has a strong history of sneaker authority that sparks discovery and ignites the power of sneaker culture through its portfolio of brands, including Foot Locker, Kids Foot Locker, Champs Sports, WSS, and atmos.

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

The service marks, tradenames, and trademarks appearing in this report (except for Nike and NBA) are owned by Foot Locker, Inc. or its subsidiaries.

Store and Operations Profile

						Square Footage
	February 3,			February 1,	Relocations/	(in thousands)
	2024	Opened	Closed	2025	Remodels	Selling	Gross
Foot Locker U.S.	723	1	47	677	215	2,337	3,954
Foot Locker Canada	85	—	1	84	34	261	428
Champs Sports	404	—	21	383	2	1,466	2,306
Kids Foot Locker	390	2	23	369	108	752	1,262
WSS	141	12	2	151	3	1,573	1,895
Footaction	1	—	—	1	—	3	6
North America	1,744	15	94	1,665	362	6,392	9,851
Foot Locker Europe (1)	637	10	39	608	97	1,172	2,389
EMEA	637	10	39	608	97	1,172	2,389
Foot Locker Pacific	98	1	3	96	14	250	376
Foot Locker Asia	13	—	2	11	—	45	88
atmos	31	—	1	30	5	28	47
Asia Pacific	142	1	6	137	19	323	511
Total owned stores	2,523	26	139	2,410	478	7,887	12,751

Licensed stores	202	46	24	224
Grand Total	2,725	72	163	2,634

(1)	Includes 13 and 7 Kids Foot Locker Stores as of February 3, 2024 and February 1, 2025, respectively.

2024 Form 10-K Page 1

As part of our Lace Up strategic plan, we aim to elevate, optimize, and standardize our store experience and bring the fleet to brand standard to serve as the destination for all things sneakers. As of February 1, 2025, we have 8 "Reimagined" concept stores across North America, Europe, Asia, and Australia, including one licensed store in India. Our "Reimagined" stores are intended to deliver a customer-centric experience, support brand storytelling, and create a fun and immersive customer experience. Through our store refresh program, which is designed to elevate our store experience at a lower rate of capital investment, we are updating many of our existing stores with key elements of our updated brand design standards. Throughout the year, we completed 407 store refreshes, and at year end 44% of our Foot Locker, Kids Foot Locker, and Champs Sports gross store square footage was at current brand standard. We grew our presence outside of malls, with 42% and 39% of off-mall store gross square footage in North America as of February 1, 2025 and February 3, 2024, respectively. Growing our off-mall presence has favorably affected our occupancy costs.

The following is a brief description of each of our banners:

Foot Locker — Foot Locker, which celebrated its 50th year in 2024, is a leading footwear and apparel retailer that unlocks the "inner sneakerhead" in all of us. For five decades, Foot Locker has been a global leader in sneaker culture, known for its curated selection of top brands and deep community connections. We remain the "Heart of Sneakers" by delivering exceptional customer service through our iconic "Stripers" and transforming the shopping experience. Foot Locker's dedication to self-expression and exceptional experiences for sneaker and basketball enthusiasts has cemented its leading role in sneaker culture. We connect with our consumers through a combination of global brand events, highly targeted and personalized experiences in local markets, and through our social and digital channels. Foot Locker's 1,469 stores are located in 25 countries with 677 in the United States and its territories, 84 in Canada, 601 in Europe, a combined 96 in Australia and New Zealand, and 11 in Asia. Our domestic stores have an average of 3,500 selling square feet and our international stores have an average of 2,200 selling square feet.

Kids Foot Locker — Kids Foot Locker offers a large selection of premium brand-name athletic footwear, apparel, and accessories for children. Kids Foot Locker enables youth of all ages to participate in sneaker culture and helps their parents shop in a curated environment in stores and online. We drive a sense of community in local markets through our fleet, as we offer a shopping experience and products designed for the youngest sneaker enthusiasts. Of our 369 North America stores, 356 are located in the United States and its territories and 13 are located in Canada. There are an additional 7 stores in Europe. These stores have an average of 2,000 selling square feet.

Champs Sports — Champs Sports is a primarily mall-based specialty athletic footwear and apparel retailer in North America. During the second quarter, we launched our new Champs Sports brand platform, "Sport For Life," a celebration of the powerful connection between sports and everyday life serving the sports-style enthusiast. Champs Sports is our lead banner for apparel, with head-to-toe offerings for the consumer shopping for their performance and sports style. Of our 383 stores, 354 are located in the United States and its territories and 29 are located in Canada. The Champs Sports stores have an average of 3,800 selling square feet.

WSS — Acquired in 2021, WSS is an athletic-inspired retailer focused on the large and rapidly growing Hispanic consumer demographic, operating a fleet of 151 off-mall stores in key markets across California, Texas, Arizona, Florida, and Nevada. WSS's community-driven business benefits from deep relationships with customers. WSS stores have an average of 10,400 selling square feet.

atmos — Acquired in 2021, atmos is a digitally-led, culturally-connected brand featuring premium sneakers and apparel, an exclusive in-house label, collaborative relationships with leading vendors in the sneaker ecosystem, experiential stores, and a robust omni-channel platform. atmos operates 30 stores in Japan, with an average of 900 selling square feet. The brand is also licensed to various entities in Asia.

Competition

The athletic footwear and apparel industry is highly competitive. We compete primarily with athletic footwear specialty stores, sporting goods stores, department stores, traditional shoe stores, mass merchandisers, and online retailers, some of which are also our suppliers.

Merchandise Purchases

Financial information concerning merchandise purchases is contained under the "Liquidity" section in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the "Business Risk" section in the Financial Instruments and Risk Management note in "Item 8. Consolidated Financial Statements and Supplementary Data."

2024 Form 10-K Page 2

Human Capital

We believe that our team members are one of our strongest competitive advantages and the high-quality service that they provide sets us apart from others in our industry. We had 13,140 full-time and 34,166 part-time employees as of February 1, 2025, and we consider employee relations to be satisfactory. Our Board of Directors, through the Human Capital and Compensation Committee, oversees human capital and management resources matters. We believe the strength of our workforce is a significant contributor to our success as a global brand. We are our customers – many of our team members are true sneakerheads. Our dynamic and fun sneaker culture has become a hallmark of our company, coupled with our team members' undeniable passion for what we sell. We cultivate a high-performance culture by empowering every team member, from store to corporate, to lead. We invest in their development for long-term growth, ensuring sustainable success.

Our compensation program is designed to attract, retain, and reward talented individuals who possess the skills necessary to lead and support our business objectives, achieve our strategic goals, and create long-term value for our shareholders. We offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages to eligible team members in each of our locations around the globe. Our compensation and benefits programs are designed to support the financial, mental, and physical well-being of our team members and their families. We believe in paying team members equitably for performing work in similar circumstances, regardless of gender, race, or ethnicity.

Available Information

We maintain a corporate website at www.footlocker.com/corp. Our filings with the U.S. Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC. The Corporate Governance section of our corporate website contains our Corporate Governance Guidelines, Committee Charters, and the Code of Business Conduct for directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to our Corporate Secretary at 330 West 34th Street, New York, NY 10001. The information on the Company's website is not a part of this Annual Report on Form 10-K and is not incorporated by reference in this report or any of the Company's other filings with the SEC, and any references to our websites are intended to be inactive textual references only.

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

The industry in which we operate is dependent upon fashion trends, customer preferences, product innovations, and other fashion related factors.

The athletic footwear and apparel industry, especially at the premium end of the price spectrum, in which we operate, is subject to changing fashion trends and customer preferences. In addition, retailers in the athletic industry rely on their suppliers to maintain innovation in the products they develop. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from suppliers. A substantial portion of our highest margin sales are to young males (ages 12–25), many of whom we believe purchase athletic footwear and athletic apparel as a fashion statement and are frequent purchasers. Our failure to anticipate, including our suppliers' failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends that would make athletic footwear or athletic apparel less attractive to our customers could have a material adverse effect on our business, financial condition, and results of operations.

2024 Form 10-K Page 3

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

We purchased 85% of our merchandise in 2024 from our top five suppliers and we expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 59% of all merchandise purchased in 2024 was purchased from one supplier — Nike, Inc. ("Nike"). Each of our banners is highly dependent on Nike. Merchandise that is high profile and in high demand is allocated by our suppliers based upon their own criteria. We cannot be certain that our suppliers will allocate sufficient amounts to us in the future or whether our suppliers will choose to further sell such merchandise through their own direct-to-customers channel.

Our inability to obtain merchandise in a timely manner from major suppliers as a result of business decisions by our suppliers, or any disruption in the supply chain, could have a material adverse effect on our business, financial condition, and results of operations. Because of the high proportion of purchases from Nike, any adverse development in Nike's reputation, ability to create new or innovative products, financial condition or results of operations, or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future. These risks could have a material adverse effect on our business, financial condition, and results of operations.

If we do not successfully manage our inventory levels, our operating results will be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory. For example, we order most of our footwear four to six months prior to delivery to us. If we fail to anticipate accurately either the market for the merchandise or our customers' purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory, which could negatively affect our gross margins and have a material adverse effect on our business, financial condition, and results of operations.

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

2024 Form 10-K Page 4

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

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations, such as in regional and neighborhood malls, as well as high-traffic urban retail areas and high streets. We cannot be certain that desirable locations will continue to be available at favorable rates. Some traditional enclosed malls are experiencing significantly lower levels of customer traffic, driven by economic conditions, public health issues, the closure of certain mall anchor tenants, and changes in customer shopping preferences, such as online shopping. Further, some malls have closed, and others may close in the future. While we seek to obtain suitable locations off-mall, there is no guarantee that we will be able to secure such locations. As of February 1, 2025, 42% of our North America locations are off-mall. One of our strategic imperatives is to further increase the penetration of our North American fleet of off-mall locations to 50%.

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

Our future growth may depend on our ability to expand our market share in international markets, including through licensed arrangements.

Our future growth will depend, in part, on our ability to expand our market share internationally. This may include expansion into new international markets, where we may have only limited experience in operating our business in such markets. In other instances, we may have to rely on the efforts and abilities of foreign business partners, such as through licensing agreements. In addition, business practices in these new international markets may be unlike those in the other markets we serve, and we may face increased exposure to certain risks. Our future growth may be materially adversely affected if we are unsuccessful in our international expansion efforts. Our inability to expand in international markets could have a material adverse effect on our business.

We may experience fluctuations in, and cyclicality of, our comparable sales results.

Our comparable sales have fluctuated significantly in the past, on both an annual and a quarterly basis, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales results, including, among others, fashion trends, product innovation, promotional events, the highly competitive retail sales environment, economic conditions, timing of income tax refunds, changes in our merchandise mix, calendar shifts of holiday periods, declines in foot traffic, supply chain disruptions, and weather conditions. Many of our products represent discretionary purchases. Accordingly, customer demand for these products could decline in an economic downturn or other periods of economic uncertainty or if our customers develop other priorities for their discretionary spending. These risks could have a material adverse effect on our business, financial condition, and results of operations.

The effects of natural disasters, terrorism, acts of war, acts of violence, and public health issues may adversely affect our business.

Natural disasters, including earthquakes, wildfires, hurricanes, floods, and tornadoes may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from suppliers for sale to our customers. Any act of violence, including active shooter situations and terrorist activities, that are targeted at or threatened against shopping malls, our stores, offices or distribution centers, could result in restricted access to our stores and/or store closures in the short-term and, in the long-term, may cause our customers and employees to avoid visiting our stores. The ongoing conflicts in Ukraine and the Middle East may lead to disruption in the global supply chain, rising fuel costs, or cybersecurity risks, and economic instability generally, any of which could materially and adversely affect our business and results of operations.

2024 Form 10-K Page 5

Public health issues, including pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our suppliers' operations, our operations, our customers, or result in significantly lower traffic to or closure of our stores, or customer demand. Our ability to mitigate the adverse effect of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster.

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

Risks Related to Technology, Data Security, and Privacy

We or our third-party providers are subject to technology risks, including failures, security breaches, and cybersecurity risks that could harm our business, damage our reputation, and increase our costs in an effort to protect against these risks.

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

2024 Form 10-K Page 6

While we believe that our security technology and processes follow appropriate practices in the prevention of security breaches and the mitigation of cybersecurity risks, given the ever-increasing abilities of those intent on breaching cybersecurity measures and given the necessity of our reliance on the security procedures of third-party vendors, the total security effort at any point in time may not be completely effective. Failure of our systems, either internally or at our third-party providers, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and negative consequences to us, our employees, and those with whom we do business. We or our third-party providers have experienced and will continue to experience cyber incidents of varying degrees in conducting our business.

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

We are currently engaged in a multi-year program that includes implementing a new ERP system, as part of a plan to integrate and upgrade our systems and processes. This initiative includes a fully-integrated global accounting, operations, and finance enterprise resource planning system. It will also include warehouse management, order management, as well as various interfaces between these systems, and supporting back-office systems. Additional implementation activities are expected to continue in phases over the next few years. ERP implementations are complex, labor intensive, and time-consuming projects, which also involve substantial expenditures on system software and implementation activities. The ERP system is critical to our ability to provide important information to our management, obtain, and deliver products, provide services and customer support, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system technology solution, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if we are unable to reap the benefits we expect from the ERP system. Any material deficiencies in the design and implementation of the new ERP system could also result in potentially materially higher costs and could adversely affect our ability to operate our business and otherwise negatively affect our financial reporting and the effectiveness of our internal control over financial reporting. Any of these consequences could have a material adverse effect on our results of operations and financial condition.

2024 Form 10-K Page 7

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

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis and regulations will likely continue to evolve over time. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain, including the European Union General Data Protection Regulation (the "EUGDPR") and the United Kingdom General Data Protection Regulation (the "UKGDPR"). Both the EUGDPR and UKGDPR, among other things, mandate requirements regarding the handling of personal data of employees and customers, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. The state of California has a similar law called the California Consumer Privacy Act, (as amended, the "CCPA"). In addition to enforcement authority granted to the California Attorney General, the CCPA established the "California Privacy Protection Agency," a dedicated state agency charged with the authority to audit and enforce privacy rules, among other responsibilities, and the CCPA permits a private right of action for certain violations of law. Other U.S. states have also enacted comprehensive consumer privacy laws, and additional states may follow. We have from time to time received inquiries from governmental authorities regarding our practices. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data.

Laws and regulations related to privacy and data security are evolving and pose increasingly complex and rigorous compliance challenges, which may increase our compliance costs and related risk and/pr require adjustments to business strategies or uses of data, among other items. If we fail to comply with these laws or other similar regulations applicable to our business, we could be subject to reputational harm and significant litigation, monetary damages, regulatory enforcement actions, sanctions, or fines.

Risks Related to our Supply Chain and Operations

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

We operate multiple distribution centers worldwide, as well as third-party arrangements, to support our operations. If complications arise with any facility or third-party arrangements, or if any facility is severely damaged or destroyed, our other distribution centers may be unable to support the resulting additional distribution demands. Our distribution center capabilities may also be affected by disruptions caused by upgrades or changes to our warehouse management systems. For example, in mid-2025, we plan to move our European distribution center to a new facility with an upgraded warehouse management system. We also may be affected by disruptions in the global transportation network caused by events including delays caused by acts of war or hostility and related military actions, port disruption, port strikes, weather conditions, work stoppages, or other labor unrest. These factors may adversely affect our ability to deliver inventory on a timely basis. We depend upon third-party carriers for shipment of merchandise. Any interruption in service by these carriers for any reason could cause disruptions in our business, a loss of sales and profits, and other material adverse effects.

2024 Form 10-K Page 8

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

Our success depends, in part, upon our ability to attract, develop, and retain a sufficient number of qualified store and field team members. The turnover rate in the retail industry is generally high. If we are unable to attract and retain quality team members, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. While we believe we maintain good relations with our store and field team members, we also cannot predict whether any unionization or other organizing efforts could occur with our store or field team members.

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

2024 Form 10-K Page 9

We do not have the ability to exert control over our minority investments, and therefore, we are dependent on others in order to realize their potential benefits.

At February 1, 2025, we hold $115 million of non-controlling minority investments in various entities and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and compliance risks associated with the investments. Other investors in these entities may have business goals and interests that are not aligned with ours or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

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

A significant portion of our sales and operating income for 2024 was attributable to our operations outside of the United States. As a result, our business is subject to the risks associated with doing business outside of the United States such as local customer product preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, foreign currency fluctuations, real estate costs, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States.

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

2024 Form 10-K Page 10

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

Our performance is subject to global economic conditions and the related effects on consumer spending levels. Continued uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, unemployment, negative financial news, and/or declines in income or asset values, which could have a material negative effect on demand for our products. The ongoing conflicts in Russia/Ukraine and the Middle East may lead to disruption in the global supply chain, rising fuel costs, or cybersecurity risks, and economic instability generally, any of which could materially and adversely affect our business and results of operations. Additionally, with the U.K.'s exit from the European Union, known as Brexit, the ongoing uncertainties of the trading relationship between the U.K. and the European Union have yet to be completely realized and the ultimate outcome and long-term impacts for the U.K. and Europe remain uncertain.

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

A significant portion of the products that we purchase, including the portion purchased from U.S.-based suppliers, as well as most of our private brand merchandise, is manufactured abroad. We may be affected by potential changes in international trade agreements or tariffs, such as new or increased tariffs imposed on certain goods imported into the U.S. For example, trade tensions between the U.S. and China have led to a series of significant tariffs on the importation of certain product categories and tariffs have been recently proposed, and in some cases enacted, on imports from Mexico, Canada, China, and other countries. We cannot predict what changes to trade agreements and tariffs may be made in the future, including whether existing policies will be maintained or modified, what products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative effect on our business. As a result of these events, we may be obligated to seek alternative suppliers for our private brand merchandise, raise prices, make changes to our operations, or take other actions, any of which could have a material adverse effect on our sales and profitability, results of operations, and financial condition.

2024 Form 10-K Page 11

Instability in the financial markets may adversely affect our business.

The global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets, disruptions to the banking system and financial market volatility resulting from bank failures, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of Brexit, the ongoing conflicts in Russia/Ukraine and the Middle East, and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

This volatility may affect our future access to the credit and debt security markets, leading to higher borrowing costs, or, in some cases, the inability to obtain additional financing. Although we currently have a revolving credit agreement in place until June 20, 2029, tightening of credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of the Company's securities.

Material changes in the market value of the securities we hold may adversely affect our results of operations and financial condition.

At February 1, 2025, our cash and cash equivalents totaled $401 million. The majority of our investments were short-term deposits in highly-rated banking institutions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At February 1, 2025, all investments were in investment grade institutions. Despite an investment grade rating, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

Our U.S. pension plan trust holds assets totaling $342 million at February 1, 2025. The fair values of these assets held in the trust are compared to the plan's projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could affect the funded status of our pension plan and future funding requirements.

Our financial results may be adversely affected by tax rates or exposure to additional tax liabilities.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax results by tax jurisdiction, changes in tax laws or related interpretations in the jurisdictions in which we operate, and tax assessments and related interest and penalties resulting from income tax audits. Further, many countries continue to consider changes in their tax laws by implementing new taxes such as the digital service tax and initiatives such as the Organization for Economic Co-operation and Development's Pillar II global minimum tax. Various countries are in the process of incorporating the Pillar II framework within their tax laws.

Changes in employment laws or regulation could harm our performance.

Various foreign and domestic labor laws govern our relationship with our employees and affect our operating costs. These laws include, but are not limited to, minimum wage requirements, overtime, sick, and premium pay, paid time off, work scheduling, healthcare reform and the Patient Protection and Affordable Care Act, and the Protecting the Right to Organize Act, unemployment tax rates, workers' compensation rates, European works council requirements, and union organization.

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

2024 Form 10-K Page 12

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

We are subject to various reporting regimes in the U.S. and internationally. For example, we are subject to California's Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, which require disclosure of emissions and other matters. Further, we are subject to the European Sustainability Reporting Standards, which also require emissions and other disclosures. The requirements of these standards are evolving and require increasing disclosures across our business and expense associated with compliance. Failure to comply with these standards may result in fines, penalties and reputational harm.

There has been increased focus, including by investors, customers, and other stakeholders, on these and other sustainability matters, such as worker safety, human rights, textile and packaging waste, materials traceability, deforestation, and the use of plastic, which all lead to our risk of non-compliance, as well as may require us to incur increased costs for materials traceability, due diligence oversight, and reporting. This may increase product costs, which in turn may adversely affect our business, operating results, and financial condition. Concerns about these issues may cause investors and customer preferences to change and move towards products that are more sustainable, which may affect our ability to meet the needs of our customers and stakeholders.

Although we have undertaken efforts to implement ESG initiatives, it is possible that stakeholders may not be satisfied with our efforts or the speed of their adoption, or that taking such steps may also be criticized. In the U.S., there is growing anti-ESG sentiment which may conflict with other regulatory requirements, resulting in regulatory uncertainty. For example, lawmakers and other interest groups have proposed or enacted anti-ESG policies or legislation. Moreover, proxy advisory firms that provide voting recommendations to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of our company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. If we are unable to meet ESG-related standards or expectations, whether established by us or third parties, it could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business, results of operations, financial condition, and liquidity.

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

2024 Form 10-K Page 13

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

We have a $600 million asset-based revolving credit facility that is scheduled to expire in June 2029. Borrowings and letters of credit under our credit facility are not permitted to exceed a borrowing base, which is tied to our level of inventory. Therefore, reductions in the value of our inventory would result in a reduction in our borrowing base, which would reduce the amount of financial resources available to meet our operating requirements. Also, if we do not comply with our financial covenants and we do not obtain a waiver or amendment from our lenders, the lenders may elect to cause any amounts then owed to become immediately due and payable, not fund any new borrowing, or they may decline to renew our credit facility. In that event, we would seek to establish a replacement credit facility with one or more other lenders, including lenders with which we have an existing relationship, potentially on less desirable terms. There can be no guarantee that replacement financing would be available at commercially reasonable terms, if at all. Additionally, our rates on our revolving credit facility may be affected by our credit ratings which could result in higher interest expense in the future.

2024 Form 10-K Page 14

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity risk management, including our processes for assessing, identifying and managing material risks from cybersecurity threats, is an integral part of our overall enterprise risk management program.

Cybersecurity risk management and strategy

We use information technology and third-party service providers to support our global business processes and activities, which exposes us to cybersecurity risks.

Key Program Components

To help manage cybersecurity risk, the Company uses cybersecurity frameworks and standards as a guide, such as the National Institute of Standards and Technology's Cybersecurity Framework, International Organization of Standardization ISO/IEC 27002, and Payment Card Industry (PCI) Security Standards. We use, and continue to improve, our cyber defense-in-depth strategy, which uses multiple layers of security for holistic protection.

Our cybersecurity risk management program includes:

●

the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including third-party network security reviews, scans, and audits, on at least an annual basis;

●	data protection and cybersecurity training for employees with access to information systems, certain individuals with privileged access, such as system administrators and developers, are subject to additional controls and monitoring activities;
●	periodic phishing campaigns to train our employees to better identify, report, and avoid malicious content;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
●	a disaster recovery plan and controls designed to protect against business interruption, including by backing up our critical systems;
●	a third-party risk management process for service providers, suppliers, and vendors who have access to our information systems.

Cybersecurity Governance

The Board of Directors has risk oversight responsibility regarding risks that could affect the Company. Oversight for certain risks is administered through committees of the Board. The Audit Committee of the Board is responsible for oversight over our enterprise risk management framework. Cybersecurity risk is included in our enterprise risk management program.

The Technology and Digital Engagement Committee of the Board has primary responsibility for oversight of the Company's cybersecurity risk. This Committee receives regular briefings from our Chief Operations Officer, Chief Technology Officer, Chief Information Security Officer, and outside experts on cybersecurity risks and cyber risk oversight. During these meetings, the Technology and Digital Engagement Committee and management discuss cybersecurity risks, risk management activities and efforts, best practices, the effectiveness of our security measures, and other related matters. The Technology and Digital Engagement Committee Chair reports on the committee's meetings, considerations, and actions to the Board at the next Board meeting following each committee meeting. The Audit Committee also discusses and receives updates on cybersecurity matters in connection with its oversight of enterprise risk management.

We maintain a security incident response plan that is utilized when cybersecurity incidents are detected. We conduct periodic tabletop exercises, in which different internal and external stakeholders, including from time to time our CEO, Non-Executive Chair, or Board of Directors, participate in a simulated cyber scenario. The purpose of these exercises is to test our security incident response plan, identify weaknesses or gaps, and ensure that all participants are aware of, and familiar with, their roles and responsibilities.

2024 Form 10-K Page 15

Our Chief Information Security Officer, with oversight from the Chief Technology Officer and Chief Operations Officer, is primarily responsible for assessing and managing cybersecurity risks. Our Chief Information Security Officer has extensive cybersecurity knowledge and skills gained from over 25 years' experience in the field. He holds a Certified Information Systems Security Professional certification, issued by ISC, which is a globally recognized credential demonstrating expertise in information security and risk management. Our Chief Information Security Officer stays up to date on developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition also informs our program of prevention, detection, mitigation, and remediation of cybersecurity incidents.

Several experienced information security professionals report to our Chief Information Security Officer and he is supported by a team of trained cybersecurity team members. In addition to our in-house cybersecurity capabilities, at times we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

The Company regularly updates and assesses its information security strategy and responses for new and emerging threats. To date, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, the Company's business strategy, results of operations or financial position. Notwithstanding the breadth of the Company's information security program, it may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse impact. Also see "Risks Related to Technology, Data Security, and Privacy" included as part of Item 1A. "Risk Factors," which is incorporated by reference herein.

Item 2. Properties

Our properties consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for our store locations at the end of 2024 were approximately 12.75 and 7.89 million square feet, respectively. These properties, which are primarily leased, are located in the United States and its territories, Canada, various European countries, Asia, Australia, and New Zealand.

As of February 1, 2025, we operated eight distribution centers, of which two are owned and six are leased, occupying an aggregate of 3.58 million square feet. Six of these distribution centers are in the United States, one is in Canada, and one is in the Netherlands. During 2024, we moved a WSS distribution center to a new larger location to enhance its capabilities. Additionally, we utilize the services of various third-party providers for our operations in the U.K., Australia, New Zealand, South Korea, and Japan. We also operate a leased warehouse in the United States, which supports our Team Edition apparel business.

We plan to open a new leased distribution center to support our European business, located in the Netherlands. This facility is currently expected to open mid-2025. The new distribution center will utilize state-of-the-art technologies to deliver improved logistics capabilities and operational efficiencies, as compared with the previous location for which the lease is expiring.

We believe that all leases of properties that are material to our operations may be renewed, or that alternative properties are available, on terms similar to existing leases.

Item 3. Legal Proceedings

Information regarding the Company's legal proceedings is contained in the "Legal Proceedings" note under "Item 8. Consolidated Financial Statements and Supplementary Data."

Item 4. Mine Safety Disclosures

Not applicable.

2024 Form 10-K Page 16

Item 4A. Information about our Executive Officers

The following table provides information with respect to all persons serving as executive officers as of March 27, 2025, including business experience for the last five years.

Name	Position	Age	Executive Officer Since
Mary N. Dillon	Chief Executive Officer since September 2022. Previously, Ms. Dillon served as Chief Executive Officer of Ulta Beauty, Inc. from July 2013 through June 2021.	63	2022
Michael Baughn	Executive Vice President and Chief Financial Officer since June 2023. Previously, Mr. Baughn served in various roles at Kohl's Corporation, including Executive Vice President of Finance and Treasurer from July 2021 through May 2023 and Senior Vice President of Finance and Treasurer from April 2018 through July 2021.	43	2023
Franklin R. Bracken	President since March 2025. Previously, he served as Executive Vice President and Chief Commercial Officer from December 2022 to March 2025, Executive Vice President and Chief Operating Officer from November 2021 through December 2022, Executive Vice President and Chief Executive Officer — North America from July 2020 through November 2021, and Senior Vice President and General Manager Foot Locker U.S., Lady Foot Locker, and Kids Foot Locker from October 2017 through July 2020.	52	2021
Cynthia Carlisle	Executive Vice President and Chief Human Resource Officer since March 2024. Previously, she served in various roles at Stryker Corporation, including Group Vice President, Human Resources from July 2020 through February 2024 and Vice President, Talent Management from November 2019 through July 2020.	50	2024
Jennifer L. Kraft	Executive Vice President and General Counsel since July 2023. Previously, she served as Senior Vice President, Deputy General Counsel and Corporate Secretary for Starbucks Corporation from September 2020 through June 2023. Prior to Starbucks, she served in roles of increasing responsibility at United Airlines Holdings, Inc. from July 2011 through September 2020, most recently as Deputy General Counsel, Vice President and Corporate Secretary.	54	2023
Elliott D. Rodgers	Executive Vice President and Chief Operations Officer since December 2022. Previously, Mr. Rodgers served as Chief People Officer for Project 44 from October 2021 through November 2022. He served in various roles at Ulta Beauty, Inc., including Chief Information Officer from September 2020 through October 2021 and Chief Supply Chain Officer from April 2019 to September 2020.	49	2022
Giovanna Cipriano	Senior Vice President and Chief Accounting Officer since May 2009.	55	2009

There are no family relationships among the executive officers or directors of the Company.

2024 Form 10-K Page 17

PART II

Item 5. Market for the Company's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol "FL") is listed on the New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. As of February 1, 2025, we had 8,338 shareholders of record owning 94,946,126 common shares.

The table below provides information with respect to shares of the Company's common stock for the fourth quarter.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that may yet be Purchased Under the Program (2)
November 3 to November 30, 2024	4,885	$24.28	—	$1,103,814,042
December 1, 2024 to January 4, 2025	—	—	—	1,103,814,042
January 5 to February 1, 2025	—	—	—	1,103,814,042
	4,885	$24.28	—

(1)	These columns reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock units, which vested during the quarter.
(2)

On February 24, 2022, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.2 billion of its common stock and this program does not have an expiration date.

Performance Graph

The graph below compares the cumulative five-year total return to shareholders (common stock price appreciation plus dividends, on a reinvested basis) of our common stock relative to the total returns of the S&P 600 Specialty Retailing Index and the Russell 3000 Index.

	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025
Foot Locker, Inc.	$100.00	$118.36	$122.45	$127.70	$89.59	$60.87
S&P 600 Specialty Retailing Index	$100.00	$243.54	$211.51	$206.92	$228.62	$246.06
Russell 3000 Index	$100.00	$120.47	$140.08	$130.94	$159.81	$197.50

The above information should not be deemed "soliciting material" or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

2024 Form 10-K Page 18

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

($ in millions, except per share amounts)	2024	2023 (1)	2022	2021	2020
Summary of Operations:
Sales	$7,971	8,154	8,747	8,958	7,548
Licensing revenue	17	14	12	10	6
Gross margin	2,305	2,259	2,792	3,080	2,183
Selling, general and administrative expenses	1,920	1,852	1,903	1,851	1,587
Depreciation and amortization	202	199	208	197	176
Impairment and other	97	80	112	172	117
Interest (expense) income, net	(8)	(9)	(15)	(14)	(7)
Other (expense) income, net	(44)	(556)	(42)	384	192
Net income (loss) attributable to Foot Locker, Inc.	12	(330)	342	893	323
Per Common Share Data:
Basic earnings	$0.13	(3.51)	3.62	8.72	3.10
Diluted earnings	$0.13	(3.51)	3.58	8.61	3.08
Common stock dividends declared per share	$—	1.20	1.60	1.00	0.70
Weighted-average Common Shares Outstanding:
Basic earnings	95.0	94.2	94.3	102.5	104.3
Diluted earnings	95.5	94.2	95.5	103.8	105.1
Financial Condition:
Cash and cash equivalents	$401	297	536	804	1,680
Merchandise inventories	1,525	1,509	1,643	1,266	923
Property and equipment, net	910	930	920	917	788
Total assets	6,748	6,868	7,907	8,135	7,043
Long-term debt and obligations under capital leases	446	447	452	457	110
Total shareholders’ equity	2,909	2,890	3,293	3,243	2,776
Financial Ratios:
Sales per average gross square foot (2)	$507	510	548	540	417
SG&A as a percentage of sales	24.1%	22.7	21.8	20.7	21.0
Net income (loss) margin	0.2%	(4.0)	3.9	10.0	4.3
Adjusted net income margin (3)	1.6%	1.6	5.4	8.4	3.9
Earnings (loss) before interest and taxes (EBIT) (3)	$59	(414)	539	1,254	501
EBIT margin (3)	0.7%	(5.1)	6.2	14.0	6.6
Adjusted EBIT (3)	$193	214	692	1,049	428
Adjusted EBIT margin (3)	2.4%	2.6	7.9	11.7	5.7
Return on invested capital (ROIC) (3)	0.4%	(5.1)	5.6	17.0	6.7
Adjusted ROIC (3)	4.1%	3.8	9.2	16.4	8.6
Free cash flow (3)	$105	(151)	(112)	457	903
Inventory turnover (4)	2.8	2.7	3.1	4.3	3.5
Current ratio	1.7	1.7	1.6	1.4	1.7
Other Data:
Capital expenditures	$240	242	285	209	159
Number of stores at year end	2,410	2,523	2,714	2,858	2,998
Total selling square footage at year end (in millions)	7.89	7.97	7.92	7.91	7.50
Total gross square footage at year end (in millions)	12.75	12.98	13.15	13.28	12.98

(1)	Results for fiscal year 2023 reflect 53 weeks of operations as compared to 52 weeks for all other years presented.
(2)

Calculated as store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in effect for such year. 2023 reflected 52 weeks of sales for comparability.

(3)	These represent non-GAAP measures, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and calculation.
(4)	Calculated as the cost of merchandise divided by the 13-month average inventory balance.

2024 Form 10-K Page 19

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section of the Annual Report on Form 10-K generally discusses 2024 and 2023 detail and year-over-year comparisons between these years. For a comparison of our results for 2023 to our results of 2022 and other financial information related to 2022, refer to our Annual Report on Form 10-K for the year ended February 3, 2024 filed with the SEC on March 28, 2024.

Our Business

Foot Locker, Inc. is a leading specialty retailer operating 2,410 stores in 26 countries across the North America, Europe, Australia, New Zealand, and Asia. We also have a licensed store presence in the Middle East, Europe, and Asia. Results for fiscal year 2023 reflect 53 weeks of operations as compared with 52 weeks for all other years presented.

Foot Locker, Inc. has a strong history of sneaker authority that sparks discovery and ignites the power of sneaker culture through its portfolio of brands, including Foot Locker, Kids Foot Locker, Champs Sports, WSS, and atmos.

Overview of Consolidated Results

(in millions, except per share data)	2024	2023	2022
Sales	$7,971	$8,154	$8,747
Sales per average square foot	507	510	548
Licensing revenue	17	14	12
Gross margin	2,305	2,259	2,792
Gross margin rate	28.9%	27.7%	31.9%
Selling, general and administrative expenses ("SG&A")	$1,920	$1,852	$1,903
SG&A, as a percentage of sales	24.1%	22.7%	21.8%
Income from operations	$103	$142	$581
Income (loss) from continuing operations before income taxes	51	(423)	524
Net income (loss) attributable to Foot Locker, Inc.	12	(330)	342
Diluted earnings per share	0.13	(3.51)	3.58

Adjusted net income (non-GAAP)	130	134	473
Adjusted diluted earnings per share (non-GAAP)	1.37	1.42	4.95

Summary of our 2024 financial performance:

	2024	2023	2022
Sales (decrease) increase	(2.2)%	(6.8)%	(2.4)%
Comparable sales increase (decrease)	1.4%	(6.7)%	(1.9)%

●	Comparable sales increased in both of our channels during 2024, our direct-to-customers channel increased by 6.2% and the stores channel increased by 0.4%.
●	Total sales declined by 2.2% when compared with the 53 weeks of last year. Excluding the 53rd week of sales of $98 million, sales declined by 1.1%.
●	One of our strategic initiatives is improving our omni-channel capabilities. We are making ongoing investments in our omni-channel ecosystem, including our e-commerce experience and supply chain capabilities, in order to create seamless shopping experiences across all of our sales channels. During the year, we saw improvements in our e-commerce capabilities and the percentage of our direct-to-customers sales channel increased to 18.2% of total sales in 2024 as compared with 17.2% last year.
●	Our footwear sales represented 84% of total sales, while apparel and accessory sales were 16%, reflecting a 3% increase in footwear sales as compared with the prior year.
●	Gross margin, as a percentage of sales, increased to 28.9% as a result of decreased promotions during 2024 and occupancy rate leverage. We prudently managed markdowns to drive margin rate increases.
●	Our enhanced loyalty program, FLX Rewards, was launched in the second quarter across North America, with plans to expand to other geographies. The FLX Rewards program introduced FLX Cash, enabling customers to use points towards a discount on purchases, and other member-exclusive benefits, including priority access to highly anticipated sneaker launches, exclusive sales, member-only events, free returns, upgraded birthday gifts, and continued complimentary shipping for members. We believe that our FLX Rewards Program is key to driving customer retention and engagement. This program provides a platform to engage with our customers on a regular basis, through personalized offers and targeted communications.

2024 Form 10-K Page 20

●	Our cost optimization program focused on driving efficiencies which allowed us to focus our SG&A dollars on strategic investments in technology and brand building, including our marketing partnership with the NBA. SG&A expenses were 24.1% of sales, an increase of 140 basis points as compared with the prior year.
●

We continued to rationalize our portfolio to improve profitability by focusing on underperforming geographies. During 2024, we announced the shutdown of underperforming operations in South Korea, Denmark, Norway, and Sweden. In addition, we entered into agreements to sell our Greece and Romania businesses to a third party and entered into licensing agreements with the purchaser. We expect to close the sale in early 2025.

●	In 2024, we closed 139 underperforming stores, as part of the Lace Up strategic plan to power up our portfolio. We have repositioned the Champs Sports banner, which delivered comparable sales growth in the second half of 2024.

Highlights of our financial position for the year ended February 1, 2025 include:

●	We ended the year with cash and cash equivalents of $401 million at February 1, 2025 as compared with $297 million at February 3, 2024.
●	We returned to free cash flow generation, generating $105 million of free cash flow.
●	Our merchandise inventories were $1.5 billion, an increase of 1.1%. Our inventory turns improved to 2.8 times in 2024, an increase of 5% as compared with 2023.
●

Net cash provided by operating activities was $345 million as compared with $91 million last year. This reflected lower payments for incentive compensation and income taxes, as well as changes in prepaid occupancy expense related to the timing of rent payments due to the 53rd week in 2023.

●

Cash capital expenditures during 2024 totaled $240 million and were primarily directed to the remodeling or relocation of 478 stores and the build-out of 26 new stores, as well as various technology and infrastructure projects. The new and remodeled stores included our Reimagined concept stores, which is the go-forward store expression of the Foot Locker brand. Our capital plans for 2025 will continue to focus on refreshing our store portfolio, with 80 additional Reimagined stores planned.

Reconciliation of Non-GAAP Measures

In addition to reporting our financial results in accordance with generally accepted accounting principles ("GAAP"), we report certain financial results that differ from what is reported under GAAP. In the following tables, we have presented certain financial measures and ratios identified as non-GAAP such as Earnings (Loss) Before Interest and Taxes ("EBIT"), adjusted EBIT, adjusted EBIT margin, adjusted income before income taxes, adjusted net income, adjusted net income margin, adjusted diluted earnings per share, adjusted Return on Invested Capital ("ROIC"), and free cash flow.

We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that are not indicative of our core business or which affect comparability across fiscal periods. These non-GAAP measures are also useful in assessing our progress in achieving our long-term financial objectives.

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

2024 Form 10-K Page 21

Reconciliation of Non-GAAP Measures

($ in millions)	2024	2023	2022
Pre-tax income (loss):
Income (loss) from continuing operations before income taxes	$51	$(423)	$524
Pre-tax adjustments excluded from GAAP:
Impairment and other (1)	97	80	112
Other expense / income, net (2)	37	548	41
Adjusted income before income taxes (non-GAAP)	$185	$205	$677

Calculation of Earnings (Loss) Before Interest and Taxes (EBIT):
Income (loss) from continuing operations before income taxes	$51	$(423)	$524
Interest expense, net	8	9	15
EBIT	$59	$(414)	$539

Adjusted income before income taxes	$185	$205	$677
Interest expense, net	8	9	15
Adjusted EBIT (non-GAAP)	$193	$214	$692

EBIT margin %	0.7%	(5.1)%	6.2%
Adjusted EBIT margin %	2.4%	2.6%	7.9%

After-tax income:
Net income (loss) attributable to Foot Locker, Inc.	$12	$(330)	$342
After-tax adjustments excluded from GAAP:
Impairment and other, net of income tax benefit of $22, $18, and $21, respectively (1)	75	62	91
Other expense / income, net of income tax (benefit) expense of $-, ($142), and ($9), respectively (2)	37	406	32
Net loss from discontinued operations, net of income tax benefit of $2, $-, and $1, respectively (3)	6	—	3
Tax reserves benefit / charge (4)	—	(4)	5
Adjusted net income (non-GAAP)	$130	$134	$473

Earnings per share:
Diluted EPS	$0.13	$(3.51)	$3.58
Diluted EPS amounts excluded from GAAP:
Impairment and other (1)	0.80	0.66	0.95
Other expense / income, net (2)	0.38	4.31	0.33
Net loss from discontinued operations (3)	0.06	—	0.04
Tax reserves benefit / charge (4)	—	(0.04)	0.05
Adjusted diluted EPS (non-GAAP)	$1.37	$1.42	$4.95

Net income (loss) margin %	0.2%	(4.0)%	3.9%
Adjusted net income margin %	1.6%	1.6%	5.4%

(1)

For 2024, 2023, and 2022, we recorded impairment and other of $97 million ($75 million after tax), $80 million ($62 million after tax), and $112 million ($91 million after tax), respectively. See the "Impairment and Other" section for further information.

(2)

During 2024, 2023, and 2022, we recorded other expense of $37 million ($37 million after tax), $548 million ($406 million after tax), and $41 million ($32 million after tax), respectively. These adjustments represent fair value and other changes in our minority investments, the 2023 pension settlement charge, and gains on sales of properties and businesses. See the "Other (Expense) Income, net" section for further information.

(3)

We recognized a charge to discontinued operations of $8 million ($6 million after tax) during the fourth quarter of 2024 and $4 million ($3 million after tax) during the fourth quarter of 2022 related to legal matters of a business we formerly operated.

(4)

In the first quarter of 2023, we recorded a $4 million benefit related to income tax reserves due to a statute of limitations release. In the second quarter of 2022, we recorded a $5 million charge related to our income tax reserves due to the resolution of a foreign tax settlement.

2024 Form 10-K Page 22

Return on Invested Capital

ROIC and Adjusted ROIC are presented below. Adjusted ROIC represents a non-GAAP measure and is calculated as adjusted return after taxes divided by average invested capital. We believe Adjusted ROIC is a meaningful measure because it quantifies how efficiently we generated operating income relative to the capital we have invested in the business, excluding items that are not indicative of our core business or which affect comparability.

ROIC using U.S. GAAP amounts is the most comparable measure to Adjusted ROIC. ROIC increased to 0.4% in 2024, as compared with (5.1)% in the prior year. This increase reflected net income in 2024 as compared with net loss in 2023. Adjusted ROIC increased to 4.1% as compared with 3.8% in the prior year due to a decline in average invested assets in 2024, as we continued to focus on working capital improvements.

	2024	2023	2022
ROIC %	0.4%	(5.1)%	5.6%
Adjusted ROIC % (non-GAAP)	4.1%	3.8%	9.2%

Calculation of ROIC

($ in millions)	2024	2023	2022
EBIT	$59	$(414)	$539
- Income tax adjustment (1)	(35)	91	(184)
+ Net loss attributable to noncontrolling interests	—	—	1
= Return after taxes	$24	$(323)	$356
Average total assets (2)	$6,808	$7,388	$8,021
- Average cash and cash equivalents	(349)	(417)	(670)
- Average non-interest bearing current liabilities	(803)	(927)	(1,109)
- Average merchandise inventories	(1,517)	(1,576)	(1,455)
+ 13‑month average merchandise inventories	1,681	1,804	1,569
= Average invested capital	$5,820	$6,272	$6,356
ROIC %	0.4%	(5.1)%	5.6%

(1)	Represents the income tax provision adjusted for the tax related to interest expense.
(2)	Represents the average total assets on the balance sheet for the current and preceding fiscal year.

Calculation of Adjusted ROIC

($ in millions)	2024	2023	2022
Adjusted EBIT (non-GAAP)	$193	$214	$692
+ Interest component of straight-line rent expense (1)	139	133	136
Adjusted net operating profit	332	347	828
- Adjusted income tax expense (2)	(93)	(107)	(244)
+ Net loss attributable to noncontrolling interests	—	—	1
= Adjusted return after taxes (non-GAAP)	$239	$240	$585
Average invested capital - as calculated above	$5,820	$6,272	$6,356
Adjusted ROIC % (non-GAAP)	4.1%	3.8%	9.2%

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

2024 Form 10-K Page 23

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

As previously announced, during the third quarter of 2024, we entered into agreements to sell our Greece and Romania businesses and entered into license arrangements with the purchaser for the rights to operate Foot Locker stores in Greece and Romania and six other countries in Europe.

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

In 2024, sales decreased by 2.2% to $7,971 million from sales of $8,154 million in 2023. Excluding the effect of foreign currency fluctuations, sales decreased by 1.9% as compared with 2023. Sales decreased by $31 million from foreign currency fluctuations related primarily to the weakening of the Japanese yen, Canadian dollar, and euro against the U.S. dollar. Results from 2023 include the effect of the 53rd week, which represented sales of $98 million. Excluding sales from the 53rd week of 2023, sales decreased by 1.1%.

The information shown below represents certain sales metrics by sales channel:

($ in millions)	2024	2023	2022
Store sales	$6,517	$6,751	$7,219
$ Change	$(234)	$(468)
% Change	(3.5)%	(6.5)%
% of total sales	81.8%	82.8%	82.5%
Comparable sales increase (decrease)	0.4%	(6.5)%	3.7%

Direct-to-customer sales	$1,454	$1,403	$1,528
$ Change	$51	$(125)
% Change	3.6%	(8.2)%
% of total sales	18.2%	17.2%	17.5%
Comparable sales increase (decrease)	6.2%	(7.4)%	(21.2)%

Total sales	$7,971	$8,154	$8,747
$ Change	$(183)	$(593)
% Change	(2.2)%	(6.8)%
Comparable sales increase (decrease)	1.4%	(6.7)%	(1.9)%

2024 Form 10-K Page 24

Combined stores and direct-to-customer sales metrics for 2024 as compared with the corresponding prior-year period are presented below.

	Constant Currencies	Comparable Sales
Foot Locker	0.9%	3.5%
Champs Sports	(11.3)	(3.2)
Kids Foot Locker	1.5	3.4
WSS	3.1	(3.4)
North America	(1.4)	1.3
Foot Locker (1)	2.5	4.4
Sidestep	(100.0)	n.m.
EMEA	0.9	4.4
Foot Locker	(14.0)	(6.6)
atmos	(16.3)	(6.8)
Asia Pacific	(14.7)	(6.7)
Total	(1.9)%	1.4%

(1)	Includes sales from 13 and 7 Kids Foot Locker stores operating in Europe as of February 3, 2024 and February 1, 2025, respectively.

Comparable sales increased by 1.4% as compared with the prior year. By operating segment, North America and EMEA had increases of 1.3% and 4.4%, respectively, while Asia Pacific was a decline in comparable sales of 6.7%. Comparable sales increased in both our stores and direct-to-customer channels in 2024, resulting from a positive customer response to product offerings, enhancements in stores and online, marketing activities, and strategic promotions. From a product perspective, comparable sales increased within the footwear and accessories categories driven by growth and momentum from a broad portfolio of our brand partners and the positive customer response to our refreshed assortments. These increases were partially offset by a decrease in the apparel category. For the combined channels, sales excluding foreign currency fluctuations declined in North America and Asia Pacific, partially offset by an increase in EMEA.

Our North America comparable sales were 1.4%, however total sales, excluding foreign currency fluctuations, were negatively affected by our strategic decision to close underperforming stores in our Foot Locker, Kids Foot Locker, and Champs Sports banners, as 89 fewer stores were operating at year end as compared with the prior year. Over the past two years, we repositioned the Champs Sports banner, which resulted in expected total sales and comparable sales declines due to the transition. As of the end of 2024, the repositioning is substantially complete as we rationalized the number of stores operating over the last two years by over 20%. Champs Sports sales declined by $148 million on a constant currency basis as compared with the prior year. During the second quarter, we launched our new Champs Sports brand platform, garnering positive results and improved comparable sales trends. This new brand platform, "Sport For Life" is a celebration of the powerful connection between sports and everyday life serving the sports-style enthusiast. Champs Sports exited the year with sustained momentum with comparable sales growth of 2.8% and 1.8% in the third and fourth quarters, respectively. Our WSS banner benefited from new store growth, as they operated 10 additional stores since the prior year end, however comparable sales were negatively affected by general economic and geopolitical conditions that disproportionately affected our value-based consumers.

Constant currency sales for EMEA increased, reflecting improved product assortments coupled with a positive response to media campaigns in a continued highly promotional marketplace. This was partially offset by the loss of sales from the Sidestep banner, which closed in the second quarter of 2023 resulting in a decrease of $26 million.

Asia Pacific's sales, excluding foreign currency fluctuations, decreased primarily as a result of the prior-year closures of our operations in Hong Kong and Macau and the sale of our Singapore and Malaysia operations to our licensing partner in the second quarter of 2023. These businesses represented a decline in sales of $30 million. Additionally, sales decreased from our operations in Australia and New Zealand due to macroeconomic headwinds and a highly competitive marketplace. Sales from our atmos banner declined by $40 million due to the weakening of the Japanese yen to the U.S. dollar, reducing sales by $11 million. Excluding foreign currency fluctuations, atmos' sales declined by $29 million and was primarily due to our decision to accelerate shifts to our own digital site and away from less profitable third-party digital platforms, in addition to the closing of our U.S. atmos operations at the end of the fourth quarter of 2023, which represented a decline in sales of $13 million.

2024 Form 10-K Page 25

Licensing Revenue

We have license agreements with unaffiliated third-party operators located in the Middle East, Europe, and Asia. In 2024, licensing revenue increased to $17 million from $14 million of licensing revenue in 2023. The increase was driven by the net increase of 22 licensed stores as compared with the prior year.

Gross Margin

($ in millions)	2024	2023	2022
Cost of merchandise	$4,674	$4,866	$4,920
$ Change	(192)	(54)
% of total sales	58.7%	59.7%	56.3%
Effect on gross margin rate in basis points	100	(340)

Occupancy and buyers' compensation	$992	$1,029	$1,035
$ Change	(37)	(6)
% of total sales	12.4%	12.6%	11.8%
Effect on gross margin rate in basis points	20	(80)

Total cost of goods sold	$5,666	$5,895	$5,955
$ Change	(229)	(60)
Gross margin rate	28.9%	27.7%	31.9%
Basis point change	120	(420)

Gross margin is calculated as sales minus cost of sales. Cost of sales includes the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers' compensation. Occupancy costs include rent (including fixed common area maintenance charges and other fixed non-lease components), real estate taxes, general maintenance, and utilities.

The gross margin rate increased in 2024 by 120 basis points as compared to the prior year as we were less promotional in 2024 despite the highly promotional marketplace and the liquidation of inventories in the geographies that we are closing. The markdown pressure was partially offset by vendor allowances, which improved our gross margin rate by 20 basis points as compared with the prior year. Our focus on inventory management allowed us to compete competitively while achieving this improvement. During the second quarter, we launched our loyalty program, which converted existing points to a more valuable proposition for our customers and the cost of the program improvement pressured the gross margin rate by 10 basis points for the year. The leverage in the occupancy and buyers' compensation rate was primarily related to rent renegotiations and our ongoing optimization of our store portfolio.

Selling, General and Administrative Expenses (SG&A)

($ in millions)	2024	2023	2022
SG&A	$1,920	$1,852	$1,903
$ Change	$68	$(51)
% Change	3.7%	(2.7)%
SG&A as a percentage of sales	24.1%	22.7%	21.8%

SG&A increased by $68 million, or 3.7%, in 2024, as compared with the prior year. As a percentage of sales, the SG&A rate increased by 140 basis points as compared with 2023. Excluding the effect of foreign currency fluctuations, SG&A increased by $75 million, or 4.0%, as compared with the prior year.

The increase in SG&A, as a percentage of sales, primarily reflected investments in technology and brand-building, as well as higher inflation and incentive compensation expense. These increases were partially offset by savings from the cost optimization program, store closures, and ongoing expense discipline.

2024 Form 10-K Page 26

Depreciation and Amortization

($ in millions)	2024	2023	2022
Depreciation and amortization	$202	$199	$208
$ Change	$3	$(9)
% Change	1.5%	(4.3)%

Depreciation and amortization increased by $3 million as compared with the prior year. Excluding the effect of foreign currency fluctuations, depreciation and amortization increased by $4 million primarily due to our capital expenditures, partially offset by operating fewer stores, the full amortization of our customer list intangibles, and lower depreciation and amortization associated with impairments recorded in the current and prior year.

Operating Results

Division profit was $250 million, or 3.1% of sales in 2024. This compares with $264 or 3.2% of sales, for the prior year. The decline in store sales coupled with higher SG&A expenses, despite our cost-cutting program benefits and improved gross margin rate, negatively affected division profit results. See Note 3, Segment Information for additional information.

Impairment and Other

For 2024, impairment and other included impairment charges of $32 million from a review of underperforming stores and accelerated tenancy charges on right-of-use assets for the shutdown of operations in South Korea, Denmark, Norway, and Sweden, and the New York headquarters relocation. We will close all stores operating in South Korea, Denmark, Norway, and Sweden as we focus on improving the overall results of our international operations. Additionally, we incurred reorganization costs of $26 million primarily related to the announced closure and relocation of our global headquarters and the shutdown of our operations in South Korea, Denmark, Norway, and Sweden. This year also included intangible asset impairment of $25 million on an atmos tradename and a $14 million loss accrual for legal and other matters. We routinely monitor claims and record provisions for losses when claims become probable and the amount is estimable.

For 2023, impairment and other charges included $30 million of impairment of long-lived assets and right-of-use assets and accelerated tenancy charges on right-of-use assets for closures of the Sidestep banner, certain Foot Locker Asia stores, and our U.S. atmos stores. Additionally, we incurred $27 million of transformation consulting expense, $17 million of reorganization costs primarily related to a severance and the closures of the Sidestep banner, certain Foot Locker Asia stores, and a North American distribution center. We also incurred intangible asset impairment of $9 million on an atmos tradename, partially offset by a $4 million reduction in the fair value of the atmos contingent consideration.

See Note 4, Impairment and Other for additional information.

Corporate Expense

($ in millions)	2024	2023	2022
Corporate expense	$50	$42	$151
$ Change	$8	$(109)

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

Depreciation and amortization included in corporate expense was $35 million and $36 million in 2024 and 2023, respectively. Excluding the changes in depreciation and amortization, corporate expense increased primarily due to higher performance-based incentive compensation expense.

2024 Form 10-K Page 27

Interest Expense, net

($ in millions)	2024	2023	2022
Interest expense	$(24)	$(24)	$(24)
Interest income	16	15	9
Interest expense, net	$(8)	$(9)	$(15)
Weighted-average interest rate (excluding fees)	4.2%	3.9%	3.8%

We recorded net interest expense of $8 million in 2024, compared to $9 million in 2023. Interest income increased primarily due to higher interest rates earned on our cash and cash equivalents.

Other (Expense) Income, net

($ in millions)	2024	2023	2022
Other (expense) income, net	$(44)	$(556)	$(42)

This caption generally includes non-operating items, of which the following items are excluded to arrive at our non-GAAP results, impairment charges and changes in fair value of minority investments measured at fair value or using the fair value measurement alternative, gains on sales of businesses or assets, and the pension settlement charge. Additionally included in this caption are the changes in the market value of our available-for-sale security and net benefit expense related to our pension and postretirement programs excluding the service cost component.

During 2024, we recorded a $35 million non-cash impairment charge related to a minority investment that is accounted for using the fair value measurement alternative, which is cost, adjusted for changes in observable prices minus impairment under the practicability exception. We assess the carrying value of this investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable and consider factors including, but not limited to, expected cash flows, underperformance relative to its plans and continued losses of the investee. We estimated the fair value using a discounted cash flow approach, which considered forecasted cash flows provided by the investee's management, as well as assumptions over discount rates and terminal values. Other expense also included our share of losses related to our equity method investments of $2 million and expense of $7 million related to our pension and postretirement programs.

During 2023, we recorded an impairment of $478 million on a minority investment. In addition, as part of efforts to reduce our pension plan obligations, we transferred approximately $109 million of our U.S. Qualified pension plan registered assets and liabilities to an insurance company through the purchase of a group annuity contract, under which an insurance company is required to directly pay and administer pension payments to certain of our pension plan participants, or their designated beneficiaries. In connection with this transaction, we recorded a non-cash pretax settlement charge of $75 million, which accelerated the recognition of previously unrecognized losses. Additionally, 2023 also included a $3 million gain from the sale of a North American corporate office property, a $3 million gain from the sale of our Singapore and Malaysian Foot Locker businesses to a license partner, and our share of losses related to equity method investments of $1 million. Additionally, we recorded expense of $8 million related to our pension and postretirement programs.

See Note 5, Other (Expense) Income, net for additional information.

Income Taxes

($ in millions)	2024	2023	2022
Income tax (benefit) expense	$33	$(93)	$180
Effective tax rate	64.6%	22.0%	34.3%

We recorded income tax expense of $33 million in 2024, or an effective rate of 64.6%, as compared with an income tax benefit of $93 million or 22.0% in 2023. The change in the effective tax rate reflected several factors, including the effects of non-deductible losses, other valuation allowance and reserve adjustments, coupled with changes to the level and geographic mix of income. During the current year, related to the impairment of a minority investments, we increased our valuation allowances related to capital losses as we do not believe we will generate capital gains to utilize these losses. In addition, the effective tax rate in 2023 included a 200-basis point deferred tax asset adjustment which negatively affected the tax rate.

2024 Form 10-K Page 28

We regularly assess the adequacy of provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, reserves for unrecognized tax benefits may be adjusted due to new facts and developments, such as changes to interpretations of relevant tax law, assessments and settlements with taxing authorities, and lapses of statutes of limitations. During 2024, we recognized tax benefits of $5 million from reserve releases due to various statute of limitations expirations on our foreign income taxes. We recorded a $4 million reserve release in 2023 from a statute of limitations expiration on our foreign income taxes, as well as other various reserve releases totaling $4 million due to settlements of international tax examinations.

The Organization for Economic Co-operation and Development ("OECD") Pillar II guidelines published to date include transitional safe harbor rules around the implementation of the Pillar II global minimum tax of 15%. Certain jurisdictions where we operate have implemented select provisions of the OECD directive effective in 2024. Based on current enacted legislation, the implementation did not significantly increase our tax expense in 2024. We are monitoring developments and expect additional guidance or legislation to be issued by the OECD and various jurisdictions during 2025, which could affect any minimum tax we owe in future periods.

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

We may also repurchase our common stock through open market purchases, privately negotiated transactions, or otherwise, including through Rule 10b5-1 trading plans. Such repurchases if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. In 2022, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.2 billion of its common stock. The share repurchase program does not have an expiration date and as of February 1, 2025, approximately $1.1 billion remained available. The Board's authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be commenced, suspended, or discontinued at any time.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of our merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, our reliance on a few key suppliers for a significant portion of our merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effects of currency fluctuations, as well as other factors listed under the heading "Disclosure Regarding Forward-Looking Statements," could affect our ability to continue to fund our liquidity needs from business operations.

The Board of Directors regularly reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook of our earnings, liquidity, and cash flow.

Maintaining access to merchandise that we consider appropriate for our business may be subject to the policies and practices of our key suppliers. Therefore, we believe that it is critical to continue to maintain satisfactory relationships with these key suppliers. We purchased 85% and 84% of our merchandise from our top five suppliers in 2024 and 2023, respectively. Approximately 59% and 65% was purchased from one supplier, Nike, Inc., in 2024 and 2023, respectively.

Planned capital expenditures in 2025 are $270 million, of which $185 million is dedicated to real estate projects designed to elevate our customers' in-store experience. This includes the planned opening of 80 "Reimagined" Foot Locker and Kids Foot Locker stores, primarily through conversions or relocations of existing stores. Spending for 2025 also includes refreshing approximately 300 existing stores to our current brand design standards and will incorporate key elements of our "Reimagined" design specifications. Finally, the capital plan for 2025 also includes $85 million primarily for our technology and supply chain initiatives, including capital expenditures related to a new distribution center and our new global headquarters. We also expect to spend an additional $30 million in software-as-a-service implementation costs related to our technology initiatives as we modernize our customer facing and support capabilities as part of a multi-year project. We have the ability to revise and reschedule some of the anticipated spending program should our financial position require it.

2024 Form 10-K Page 29

Operating Activities

($ in millions)	2024	2023	2022
Net cash provided by operating activities	$345	$91	$173
$ Change	$254

The amount provided by operating activities reflects net income (loss) adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include impairment and other, pension settlement charge, fair value adjustments to our minority investments, depreciation and amortization, deferred income taxes, and share-based compensation expense. The increase in cash from operating activities was primarily due to changes in other accruals reflecting lower payments for incentive compensation and income taxes, as well as changes in prepaid occupancy expense related to the timing of rent payments as compared to the prior year due to the shift caused by the 53rd week in 2023. The increases in operating cash were partially offset by a decrease in our net income, adjusted for non-cash items, partially related to the 53rd week of operations in 2023.

Investing Activities

($ in millions)	2024	2023	2022
Net cash used in investing activities	$(240)	$(222)	$(162)
$ Change	$(18)

We have made meaningful progress as we continue to implement our strategic initiative to power-up our portfolio of stores. Capital expenditures were $240 million, as compared with $242 million last year. During 2024, we completed the remodeling or relocation of 478 existing stores, including the refresh of 407 stores to our updated brand design standards and opened 26 new stores, 7 of which were our Reimagined store concept that aims to deliver an elevated shopping experience and unrivaled customer service. At year end, 44% of our Foot Locker, Kids Foot Locker, and Champs Sports gross store square footage was at current brand standard. We also made progress on the development of information systems, websites, and infrastructure, including supply chain initiatives.

During 2023, we sold our businesses operating in Singapore and Malaysia for total cash consideration of $24 million, or $16 million net of $8 million of cash in the business. We also sold a corporate office property in North America for proceeds of $6 million.

Financing Activities

($ in millions)	2024	2023	2022
Net cash used in financing activities	$(7)	$(120)	$(279)
$ Change	$113

The change in financing activities primarily resulted from not paying dividends in 2024, as compared with $113 million paid in 2023. Also contributing to the decline in cash used in financing activities was a $5 million reduction in repurchases of common stock related to share-based tax withholdings, partially offset by $4 million in debt issuance costs related to our credit facility amendment. During the second quarter of 2024, we amended our $600 million revolving credit facility, which provided for (i) an uncommitted "accordion" feature that allows us, subject to certain customary conditions, to increase the size of the revolving credit facility to up to $750 million in the aggregate, (ii) an extension of the maturity date from July 14, 2025 to June 20, 2029, and (iii) a change to the interest rates and commitment fees applicable to the loans and commitments, among other items.

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

2024 Form 10-K Page 30

The following table presents a reconciliation of net cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

($ in millions)	2024	2023	2022
Net cash provided by operating activities	$345	$91	$173
Capital expenditures	(240)	(242)	(285)
Free cash flow	$105	$(151)	$(112)

Capital Structure

We maintain a credit facility for working capital and general corporate purposes. We currently have a $600 million asset-based revolving credit facility that is scheduled to expire on June 20, 2029. No borrowings were outstanding as of February 1, 2025. The amount of borrowing availability under our credit facility is reduced by the amount of standby and commercial letters of credit outstanding, which were $7 million as of February 1, 2025.

Credit Rating

As of March 27, 2025, our corporate credit ratings from Standard & Poor's and Moody's Investors Service are BB and Ba3, respectively. In addition, Standard & Poor's and Moody's Investors Service have rated our senior unsecured notes BB and B1, respectively.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity. Also, our financial policies prohibit the use of derivatives for which there is no underlying exposure.

Critical Accounting Policies

Our responsibility for integrity and objectivity in the preparation and presentation of the financial statements requires application of appropriate accounting policies. Generally, our accounting policies and methods are those specifically required by U.S. GAAP. Included in the Summary of Significant Accounting Policies note in "Item 8. Consolidated Financial Statements and Supplementary Data" is a summary of the most significant accounting policies. In some cases, we are required to calculate amounts based on estimates for matters that are inherently uncertain. We believe the following to be the most critical of those accounting policies that necessitate subjective judgments.

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

2024 Form 10-K Page 31

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each fiscal year or more frequently if impairment indicators arise. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. The review of impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step qualitative impairment test. In 2024, we performed a quantitative approach to valuing goodwill and indefinite-lived intangibles assets.

When we perform the qualitative assessment, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in our stock price and market capitalization in relation to the book value of the Company and macroeconomic conditions affecting retail. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed. The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill).

We use a discounted cash flow approach to determine the fair value of a reporting unit. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions are consistent with our internal forecasts and operating plans and primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Additionally, we compare the indicated equity value to our market capitalization and evaluate the resulting implied control premium to determine if the estimated enterprise value is reasonable compared to external market indicators. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units.

We have three reporting units, representing our operating segments of North America, EMEA, and Asia Pacific. Our 2024 quantitative analysis determined that the fair value of each reporting unit exceeded its carrying value. However, the EMEA and Asia Pacific reporting units had fair values that were not substantially in excess of their carrying values. The total amount of goodwill attributable to these reporting units was $238 million and the fair value was 6.0% higher than the carrying value. The fair value of our North America reporting unit's goodwill was substantially greater than its carrying value.

It is possible, depending upon a number of factors that are not determinable at this time or within our control, that the fair value of these two reporting units could decrease in the future and result in an impairment to goodwill. Specifically, actual results may vary from our forecasts and such variations may be material and unfavorable. Additionally, further deterioration or sustained declines in our market capitalization may trigger the need for future impairment tests where the conclusions may differ and could result in the recognition of an impairment charge.

Owned trademarks and trade names that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. Our impairment evaluation for indefinite-lived intangible assets consists of either a qualitative or quantitative assessment, similar to the process for goodwill.

If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the indefinite lived intangible is less than its carrying amount, or if we elect to proceed directly to a quantitative assessment, we calculate the fair value using a discounted cash flow method, based on the relief-from-royalty concept, and compare the fair value to the carrying value to determine if the asset is impaired. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates, and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Following the $25 million impairment recorded related to our atmos tradename during the year ended February 1, 2025, there is no excess of fair value over the carrying value. Therefore, any further decrease in estimated fair value will result in an additional impairment charge. Additionally, our WSS tradename, which has a carrying value of $296 million, has an excess of fair value over the carrying value of 7.8%. If future results for atmos or WSS deteriorate at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to these intangible assets.

2024 Form 10-K Page 32

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

Deferred Tax Asset Valuation Allowance

We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. We must assess the likelihood that our deferred tax assets will be recoverable based on expected future taxable income. To the extent that we determine it is more-likely-than-not (greater than a 50% probability) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance.

At February 1, 2025, we had valuation allowances of $112 million to reduce our $927 million of deferred tax assets to amounts that are more likely than not to be realized. The net deferred tax assets of $815 million include $85 million net operating loss ("NOL") carryforwards and $13 million deferred interest deductions in the Netherlands that can be used to offset taxable income in future periods. These NOLs and deferred interest deductions have an indefinite carryfoward period. After weighing the positive and negative evidence and considering both recent losses and forecasted taxable income as well as other tax planning actions, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some or all of these deferred tax assets could ultimately not be realized, especially if our business initiatives are not successful or our forecasted taxable income is not generated. Specifically, unless we are able to generate sufficient future taxable income in the Netherlands, a substantial valuation allowance to reduce our $98 million deferred tax assets may be required.

We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events. Thus, recorded valuation allowances may be subject to material future changes. We will continue to monitor facts and circumstances in our reassessment of the likelihood that operating loss carryforwards and other deferred tax attributes will be utilized.

Recent Accounting Pronouncements

Descriptions of the recently issued and adopted accounting principles are included in the Summary of Significant Accounting Policies note in "Item 8. Consolidated Financial Statements and Supplementary Data."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding foreign exchange risk management is included in Note 19, Financial Instruments and Risk Management under "Item 8. Consolidated Financial Statements and Supplementary Data."

Item 8. Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company are included as part of this Report:

●	Consolidated Statements of Operations
●	Consolidated Statements of Comprehensive (Loss) Income
●	Consolidated Balance Sheets
●	Consolidated Statements of Changes in Shareholders' Equity
●	Consolidated Statements of Cash Flows
●	Notes to the Consolidated Financial Statements

2024 Form 10-K Page 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Foot Locker, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended February 1, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 27, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Sufficiency of audit evidence over merchandise inventories

As discussed in Note 1 to the consolidated financial statements, merchandise inventories are valued at the lower of cost or market using the retail inventory method, except for WSS and atmos. Cost is determined on the last-in, first-out (LIFO) basis for domestic inventories and on the first-in, first-out (FIFO) basis for international inventories. Under the retail inventory method, cost is determined by applying a cost-to-retail percentage across groupings of similar items, known as departments. The cost-to-retail percentage is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. The recognition of inventory is reliant upon multiple information technology (IT) systems. The Company's merchandise inventories were $1,525 million as of February 1, 2025.

2024 Form 10-K Page 34

We identified the sufficiency of audit evidence over merchandise inventories as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the highly automated nature of certain processes to record merchandise inventories that involves interfacing significant volumes of data across multiple IT systems. IT professionals with specialized skills and knowledge were required to assess the Company's IT systems used in the merchandise inventories process.

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

Fair value assessment of the EMEA and Asia Pacific reporting units

As discussed in Note 1 to the consolidated financial statements, the total amount of goodwill attributable to the EMEA (Europe, Middle East, and Africa) and Asia Pacific reporting units was $238 million as of February 1, 2025. Goodwill is tested for impairment annually during the fourth quarter of each fiscal year or more frequently if impairment indicators arise. The fair value of the EMEA and Asia Pacific reporting units were determined using a discounted cash flow approach. The fair values of the EMEA and Asia Pacific reporting units were not substantially in excess of their carrying values.

We identified the evaluation of the fair value of the EMEA and Asia Pacific reporting units as a critical audit matter. Subjective auditor judgment was required to evaluate the discount rates used to estimate the fair value of the EMEA and Asia Pacific reporting units. Minor changes in the discount rates could have had a significant impact on the fair values. Additionally, the evaluation of the discount rates required the involvement of professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's goodwill impairment processes. This included a control related to the discount rates. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used by management by comparing them to a range of independently developed discount rates using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company's auditor since 1995.

New York, New York

March 27, 2025

2024 Form 10-K Page 35

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share amounts)	2024	2023	2022
Sales	$7,971	$8,154	$8,747
Licensing revenue	17	14	12
Total revenue	7,988	8,168	8,759

Cost of sales	5,666	5,895	5,955
Selling, general and administrative expenses	1,920	1,852	1,903
Depreciation and amortization	202	199	208
Impairment and other	97	80	112
Income from operations	103	142	581

Interest expense, net	(8)	(9)	(15)
Other (expense) income, net	(44)	(556)	(42)
Income (loss) from continuing operations before income taxes	51	(423)	524
Income tax expense (benefit)	33	(93)	180
Net income (loss) from continuing operations	18	(330)	344
Net loss from discontinued operations, net of tax	(6)	—	(3)
Net income (loss)	12	(330)	341
Net loss attributable to noncontrolling interests	—	—	1
Net income (loss) attributable to Foot Locker, Inc.	$12	$(330)	$342

Basic earnings (loss) per share
Earnings (loss) per share from continuing operations attributable to Foot Locker, Inc.	$0.19	$(3.51)	$3.66
Loss per share from discontinued operations, net of tax	$(0.06)	$—	$(0.04)
Net earnings (loss) per share attributable to Foot Locker, Inc.	$0.13	$(3.51)	$3.62
Weighted-average shares outstanding	95.0	94.2	94.3

Diluted earnings (loss) per share
Earnings (loss) per share from continuing operations attributable to Foot Locker, Inc.	$0.19	$(3.51)	$3.62
Net loss per share from discontinued operations, net of tax	$(0.06)	$—	$(0.04)
Net earnings (loss) per share attributable to Foot Locker, Inc.	$0.13	$(3.51)	$3.58
Weighted-average shares outstanding, assuming dilution	95.5	94.2	95.5

See Accompanying Notes to Consolidated Financial Statements.

2024 Form 10-K Page 36

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

($ in millions)	2024	2023	2022
Net income (loss) attributable to Foot Locker, Inc.	$12	$(330)	$342
Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax benefit of $-, $ (1), and $-, respectively	(35)	(25)	(41)

Hedge contracts:
Change in fair value of derivatives, net of income tax benefit of $-, $- and $-, respectively	2	1	(3)

Pension and postretirement adjustments:
Net actuarial gain (loss) and foreign currency fluctuations arising during the year, net of income tax expense (benefit) of $3, $ (5) and $ (4), respectively	11	(13)	(12)
Amortization of net actuarial loss included in net periodic benefit costs, net of income tax expense of $2, $3 and $3, respectively	5	7	7
Recognition of net actuarial loss on settlement included in net benefit costs, net of income tax expense of $-, $19 and $-, respectively	—	56	—
Comprehensive (loss) income	$(5)	$(304)	$293

See Accompanying Notes to Consolidated Financial Statements.

2024 Form 10-K Page 37

CONSOLIDATED BALANCE SHEETS

	February 1,	February 3,
($ in millions, except share amounts)	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$401	$297
Merchandise inventories	1,525	1,509
Assets held for sale	10	—
Other current assets	323	419
	2,259	2,225
Property and equipment, net	910	930
Operating lease right-of-use assets	2,061	2,188
Deferred taxes	143	114
Goodwill	759	768
Other intangible assets, net	365	399
Minority investments	115	152
Other assets	136	92
	$6,748	$6,868

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$378	$366
Accrued and other liabilities	434	428
Current portion of debt and obligations under finance leases	5	5
Current portion of lease obligations	507	492
Liabilities held for sale	6	—
	1,330	1,291
Long-term debt and obligations under finance leases	441	442
Long-term lease obligations	1,831	2,004
Other liabilities	237	241
Total liabilities	3,839	3,978
Shareholders’ equity:
Common stock and paid-in capital: 95,094,263 and 94,283,984 shares issued, respectively	802	776
Retained earnings	2,494	2,482
Accumulated other comprehensive loss	(383)	(366)
Less: Treasury stock at cost: 148,137 and 60,308 shares, respectively	(4)	(2)
Total shareholders' equity	2,909	2,890
	$6,748	$6,868

See Accompanying Notes to Consolidated Financial Statements.

2024 Form 10-K Page 38

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(shares in thousands,	Additional Paid-In Capital & Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive	Non-Controlling	Total Shareholders'
amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interest	Equity
Balance at January 29, 2022	99,071	$770	(2,050)	$(88)	$2,900	$(343)	$4	$3,243
Restricted stock issued	117	—	—	—	—	—	—	—
Issued under director and stock plans	228	7	—	—	—	—	—	7
Share-based compensation expense	—	31	—	—	—	—	—	31
Shares of common stock used to satisfy tax withholding obligations	—	—	(40)	(1)	—	—	—	(1)
Share repurchases	—	—	(4,050)	(129)	—	—	—	(129)
Reissued ‐ Employee Stock Purchase Plan ("ESPP")	—	(2)	120	5	—	—	—	3
Retirement of treasury stock	(6,019)	(46)	6,019	213	(167)	—	—	—
Termination of joint venture	—	—	—	—	—	—	(3)	(3)
Net income (loss)	—	—	—	—	342	—	(1)	341
Cash dividends on common stock ($1.60 per share)	—	—	—	—	(150)	—	—	(150)
Translation adjustment, net of tax	—	—	—	—	—	(41)	—	(41)
Change in hedges, net of tax	—	—	—	—	—	(3)	—	(3)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(5)	—	(5)
Balance at January 28, 2023	93,397	$760	(1)	$—	$2,925	$(392)	$—	$3,293
Restricted stock issued	678	—	—	—	—	—	—	—
Issued under director and stock plans	209	6	—	—	—	—	—	6
Share-based compensation expense	—	13	—	—	—	—	—	13
Shares of common stock used to satisfy tax withholding obligations	—	—	(274)	(10)	—	—	—	(10)
Reissued ‐ ESPP	—	(3)	215	8	—	—	—	5
Net loss	—	—	—	—	(330)	—	—	(330)
Cash dividends on common stock ($1.20 per share)	—	—	—	—	(113)	—	—	(113)
Translation adjustment, net of tax	—	—	—	—	—	(25)	—	(25)
Change in hedges, net of tax	—	—	—	—	—	1	—	1
Pension and postretirement adjustments, net of tax	—	—	—	—	—	50	—	50
Balance at February 3, 2024	94,284	$776	(60)	$(2)	$2,482	$(366)	$—	$2,890
Restricted stock issued	528	—	—	—	—	—	—	—
Issued under director and stock plans	282	6	—	—	—	—	—	6
Share-based compensation expense	—	21	—	—	—	—	—	21
Shares of common stock used to satisfy tax withholding obligations	—	—	(205)	(5)	—	—	—	(5)
Reissued ‐ ESPP	—	(1)	117	3	—	—	—	2
Net income	—	—	—	—	12	—	—	12
Translation adjustment, net of tax	—	—	—	—	—	(35)	—	(35)
Change in hedges, net of tax	—	—	—	—	—	2	—	2
Pension and postretirement adjustments, net of tax	—	—	—	—	—	16	—	16
Balance at February 1, 2025	95,094	$802	(148)	$(4)	$2,494	$(383)	$—	$2,909

See Accompanying Notes to Consolidated Financial Statements.

2024 Form 10-K Page 39

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2024	2023	2022
From operating activities:
Net income (loss)	$12	$(330)	$341
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	202	199	208
Non-cash impairment and other	57	40	67
Impairment and fair value adjustment in minority investments	35	478	61
Share-based compensation expense	21	13	31
Deferred income taxes	(28)	(136)	21
Pension settlement charge	—	75	—
Fair value change in contingent consideration	—	(4)	(31)
Gain on sales of businesses	—	(3)	(19)
Gain on sale of property	—	(3)	—
Change in assets and liabilities:
Merchandise inventories	(40)	120	(397)
Accounts payable	18	(122)	(101)
Accrued and other liabilities	11	(109)	(1)
Other, net	57	(127)	(7)
Net cash provided by operating activities	345	91	173
From investing activities:
Capital expenditures	(240)	(242)	(285)
Minority investments	(1)	(2)	(5)
Proceeds from minority investments	1	—	95
Purchase of business, net of cash acquired	—	—	(14)
Proceeds from sales of businesses	—	16	47
Proceeds from sale of property	—	6	—
Net cash used in investing activities	(240)	(222)	(162)
From financing activities:
Payment of long-term debt and obligations under finance leases	(6)	(6)	(6)
Shares of common stock repurchased to satisfy tax withholding obligations	(5)	(10)	(1)
Payment of debt issuance costs	(4)	—	—
Proceeds from exercise of stock options	5	5	6
Treasury stock reissued under employee stock plan	3	4	3
Repayment of the revolving credit facility	—	(146)	—
Dividends paid on common stock	—	(113)	(150)
Proceeds from the revolving credit facility	—	146	—
Purchase of treasury shares	—	—	(129)
Purchase of non-controlling interest	—	—	(2)
Net cash used in financing activities	(7)	(120)	(279)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2)	3	—
Net change in cash, cash equivalents, and restricted cash	96	(248)	(268)
Cash, cash equivalents, and restricted cash at beginning of year	334	582	850
Cash, cash equivalents, and restricted cash at end of period	$430	$334	$582

Supplemental information:
Interest paid	$22	$18	$17
Income taxes paid	76	97	153
Cash paid for amounts included in measurement of operating lease liabilities	723	681	704
Cash paid for amounts included in measurement of finance lease liabilities	8	8	9
Right-of-use assets obtained in exchange for operating lease obligations	484	295	458
Assets obtained in exchange for finance lease obligations	4	1	—

See Accompanying Notes to Consolidated Financial Statements.

2024 Form 10-K Page 40

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

Reporting Year

Our fiscal year is a 52-week or 53-week period ending the Saturday closest to the last day in January. Fiscal year 2024 represented the 52 weeks ended February 1, 2025, while fiscal year 2023 represented the 53 weeks ended  February 3, 2024. Fiscal year 2022 represented the 52 weeks ended  January 28, 2023. References to years in this annual report relate to fiscal years rather than calendar years.

Revenue Recognition

Store revenue is recognized at the point of sale and includes merchandise, net of returns, and excludes taxes. We recognize revenue for merchandise that is shipped to our customers from our distribution centers and stores upon shipment as the customer has control of the product upon shipment. We account for shipping and handling as a fulfillment activity. We accrue the cost and recognize revenue for these activities upon shipment date, therefore total sales recognized includes shipping and handling income. We have license agreements with unaffiliated third-party operators located in the Middle East, Europe, and Asia. The agreements are largely structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name and branding. We record licensing revenue based upon sales estimates for the current period from the third-party operators.

Gift Cards

We sell gift cards which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Gift card breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, unless there is a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions.

Loyalty Program

We offer a customer loyalty program, which allows members to earn points on purchases and other forms of engagement. In 2024, we enhanced our FLX Reward Program across North America, with plans to expand to other geographies. The FLX Rewards program introduced FLX Cash, enabling customers to use points towards a discount on purchases, and other member-exclusive benefits, including priority access to highly anticipated sneaker launches, exclusive sales, member-only events, free returns, upgraded birthday gifts, and continued complimentary shipping for members. The loyalty program represents a material right to the customer. We defer revenue related to points earned that have not yet been redeemed. The amount of deferred revenue includes estimates for the standalone selling price of points earned and the percentage of points expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The standalone selling price of points earned and the estimated redemption rate are evaluated each reporting period. When a customer redeems points or the points expire, we recognize revenue in sales in our consolidated statements of operations.

2024 Form 10-K Page 41

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

Digital advertising includes social media, search engine marketing, such as display ads and keyword search terms, and various other forms of digital advertising.

Advertising costs, including digital advertising, which are included as a component of SG&A, were as follows:

($ in millions)	2024	2023	2022
Advertising expenses	$248	$216	$222
Cooperative advertising reimbursements	(50)	(35)	(37)
Net advertising expense	$198	$181	$185

Share-Based Compensation

We recognize compensation expense for share-based awards based on the grant date fair value of those awards. Effective 2024, we no longer issue stock option grants. Grants in prior years were valued using the Black-Scholes option-pricing model to determine the fair value of stock options. Share-based compensation expense is recognized on a straight-line basis over the requisite service period of the award. We recognize forfeitures as they occur.

Upon exercise of stock options, issuance of restricted stock or units, or issuance of shares under the employee stock purchase plan, we will issue authorized but unissued common stock or use common stock held in treasury.

Generally awards of restricted stock units fully vest after the passage of time, typically three years for employees and one year for nonemployee directors. Performance stock unit ("PSU") awards granted in 2024 are earned only after the attainment of performance goals in connection with the relevant performance period. PSU awards also include a performance objective based on our relative total shareholder return over the performance period to a pre-determined peer group, assuming the reinvestment of dividends. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant.

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

2024 Form 10-K Page 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

The computation of basic and diluted EPS is as follows:

(in millions, except per share data)	2024	2023	2022
Net income (loss) from continuing operations	$18	$(330)	$344
Net loss attributable to noncontrolling interests	—	—	1
Income (loss) from continuing operations attributable to Foot Locker, Inc.	18	(330)	345
Net loss from discontinued operations, net of tax	(6)	—	(3)
Net income (loss) attributable to Foot Locker, Inc.	$12	$(330)	$342

Weighted-average common shares outstanding	95.0	94.2	94.3
Dilutive effect of potential common shares	0.5	—	1.2
Weighted-average common shares outstanding assuming dilution	95.5	94.2	95.5

Basic earnings per share:
Earnings (loss) per share from continuing operations attributable to Foot Locker, Inc.	$0.19	$(3.51)	$3.66
Loss per share from discontinued operations, net of tax	(0.06)	—	(0.04)
Net earnings (loss) per share attributable to Foot Locker, Inc.	$0.13	$(3.51)	$3.62

Diluted earnings per share:
Earnings (loss) per share from continuing operations attributable to Foot Locker, Inc.	$0.19	$(3.51)	$3.62
Net loss per share from discontinued operations, net of tax	(0.06)	—	(0.04)
Net earnings (loss) per share attributable to Foot Locker, Inc.	$0.13	$(3.51)	$3.58

Anti-dilutive share-based awards excluded from diluted calculation	2.1	4.5	2.7

Performance stock units related to our long-term incentive programs of 1.1 million for 2024, 0.8 million for 2023, and 0.4 million for 2022, have been excluded from diluted weighted-average shares. The issuance of these shares are contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

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

Restricted cash represents cash that is restricted as to withdrawal or use under the terms of various agreements. Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe. During 2024, most deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers' compensation and liability claims were replaced by standby letters of credit.

2024 Form 10-K Page 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

The following table provides the reconciliation of cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows:

	February 1,	February 3,	January 28,
($ in millions)	2025	2024	2023
Cash and cash equivalents (1)	$401	$297	$536
Restricted cash included in other current assets	4	4	13
Restricted cash included in other non-current assets	25	33	33
Cash, cash equivalents, and restricted cash	$430	$334	$582

(1)	Includes cash equivalents of $41 million, $40 million, and $41 million as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively.

Merchandise Inventories and Cost of Sales

Merchandise inventories are valued at the lower of cost or market using the retail inventory method, except for WSS and atmos. Cost is determined on the last-in, first-out ("LIFO") basis for domestic inventories and on the first-in, first-out ("FIFO") basis for international inventories. Merchandise inventories for our WSS and atmos businesses are valued at its net realizable value using the weighted average method. Cost is determined on the FIFO basis.

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

Cost of sales is comprised of the cost of merchandise, as well as occupancy, buyers' compensation, and shipping and handling costs. The cost of merchandise is recorded net of amounts received from suppliers for damaged product returns, markdown allowances, and volume rebates, as well as cooperative advertising reimbursements received in excess of specific, incremental advertising expenses.

Minority Investments

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee's operating and financial policies, or in which we hold a partnership or limited liability company interest in an entity with specific ownership accounts, unless we have virtually no influence over the investee's operating and financial policies.

We have a minority investment that is accounted for using the fair value measurement alternative, which is at cost, adjusted for changes in observable prices minus impairment under the practicability exception.

We evaluate our minority investments for impairment when events or circumstances indicate that the carrying value of the investment may not be recoverable and an impairment is other than temporary. If an event occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. We estimate the fair value of our minority investments using a discounted cash flow approach and/or a market approach, which considers forecasted cash flows provided by the investee's management, as well as assumptions over discount rates, terminal values, and selected comparable companies. If an impairment is indicated, we adjust the carrying values of the investment downward, if necessary, to their estimated fair values.

2024 Form 10-K Page 44

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

Internal-Use Software Development Costs

We capitalize certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. We generally amortize these costs on a straight-line basis over a period not to exceed five years. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of Property and equipment, net and was $60 million and $63 million at February 1, 2025 and February 3, 2024, respectively.

Cloud computing arrangement (software-as-a-service contract) implementation costs that are capitalized are amortized on a straight-line basis over the contract term. These amounts are classified within other current assets and other long-term assets in the Consolidated Balance Sheets. Expense related to cloud computing arrangements is included in SG&A. The corresponding cash flows related to these arrangements are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

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

2024 Form 10-K Page 45

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

We combine lease components and non-lease components. Given our policy election to combine lease and non-lease components, we also consider fixed common area maintenance ("CAM") part of our fixed future lease payments; therefore, fixed CAM is also included in our lease liability. We recognize rent expense for operating leases as of the possession date for store leases or the commencement of the agreement for non-store leases. Rental expense, inclusive of rent holidays, concessions, and tenant allowances are recognized over the lease term on a straight-line basis. Contingent payments based upon sales and future increases determined by inflation related indices cannot be estimated at the inception of the lease and, accordingly, are charged to operations as incurred.

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

We have three reporting units, representing our operating segments of North America, EMEA, and Asia Pacific. Our 2024 quantitative analysis determined that the fair value of each reporting unit exceeded its carrying value. However, the EMEA and Asia Pacific reporting units had fair values that were not substantially in excess of their carrying values. The total amount of goodwill attributable to these reporting units was $238 million and the fair value was 6.0% higher than the carrying value. The fair value of our North America reporting unit's goodwill was substantially greater than its carrying value. Goodwill is net of accumulated impairment charges of $167 million for all periods presented. The change in the goodwill amount represents foreign currency fluctuations.

2024 Form 10-K Page 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. The impairment review for intangible assets with indefinite lives consists of either performing a qualitative or a quantitative assessment. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount, or if we elect to proceed directly to a quantitative assessment, we calculate the fair value using a discounted cash flow method, based on the relief from royalty method, and compare the fair value to the carrying value to determine if the asset is impaired. Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or changes in circumstances indicate that the carrying value may be impaired. Following the $25 million impairment recorded related to our atmos tradename during the year ended February 1, 2025, there is no excess of fair value over the carrying value. Additionally, our WSS tradename, which has a carrying value of $296 million, has an excess of fair value over the carrying value of 7.8%.

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

The contingent consideration liability will be measured at fair value on a recurring basis until the contingency is resolved at the conclusion of 2025. Changes in the estimated fair value of the contingent consideration liability will be reflected in operating income or expense in the Consolidated Statements of Operations. The contingent consideration was initially valued at $35 million. As of  February 1, 2025 and  February 3, 2024, the fair value of the contingent consideration was not significant.

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

2024 Form 10-K Page 47

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

Pension and Postretirement Obligations

Pension benefit obligations and net periodic pension costs are calculated using actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate for the U.S. plans is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly-rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan's anticipated cash outflows. The cash flows are discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Canadian benefit obligations was developed by using that plan's bond portfolio indices, which match the benefit obligations. We measure our plan assets and benefit obligations using the month-end date that is closest to our fiscal year end. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected performance of those assets.

Insurance Liabilities

We are primarily self-insured for health care, workers' compensation, and general liability costs. Accordingly, provisions are made for actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported, and claims incurred but not yet reported. Self-insured liabilities totaled $14 million for both  February 1, 2025 and  February 3, 2024 and was $13 million for January 28, 2023. Workers' compensation and general liability reserves are discounted using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for any of the periods presented.

Treasury Stock Retirement

We periodically retire treasury shares that we acquire through share repurchases and return those shares to the status of authorized but unissued. We account for treasury stock transactions under the cost method. For each reacquisition of common stock, the number of shares and the acquisition price for those shares is added to the existing treasury stock count and total value. When treasury shares are retired, our policy is to allocate the excess of the repurchase price over the par value of shares acquired to both retained earnings and additional paid-in capital. The portion allocated to additional paid-in capital is determined by applying a percentage, which is determined by dividing the number of shares to be retired by the number of shares issued, to the balance of additional paid-in capital as of the retirement date. We did not retire shares in 2024 or 2023.

2024 Form 10-K Page 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The functional currency of our international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted-average rates of exchange prevailing during the year. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss ("AOCL") within shareholders' equity.

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. We adopted this standard in the fourth quarter of 2024. See Note 3. Segment Information for further details.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation and income taxes paid. The new income tax disclosures are effective for fiscal years beginning after December 15, 2024. Management will review the extent of new disclosures necessary, prior to implementation in our 2025 Annual Report on Form 10-K. Other than additional disclosure, we do not expect a change to our consolidated statements of operations, financial position, or cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. ASU 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. The new expense disaggregation disclosures are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendments should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the effect of this ASU on our financial statement presentation and disclosures.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

2024 Form 10-K Page 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue

The table below presents sales disaggregated by sales channel as well as licensing revenue earned from our various licensed arrangements. Sales are attributable to the channel in which the sales transaction is initiated.

($ in millions)	2024	2023	2022
Sales by Channel:
Stores	$6,517	$6,751	$7,219
Direct-to-customers	1,454	1,403	1,528
Total sales	7,971	8,154	8,747
Licensing revenue	17	14	12
Total revenue	$7,988	$8,168	$8,759

Revenue by geographic area is presented in the following table. Revenue is attributed to the country in which the transaction is fulfilled.

($ in millions)	2024	2023	2022
Revenue by Geography:
United States	$5,328	$5,409	$5,981
International	2,660	2,759	2,778
Total revenue	$7,988	$8,168	$8,759

For the year ended February 1, 2025, the countries that comprised the majority of the revenue for the international category were Canada, Italy, France, and Australia. No other individual country included in the international category was significant.

Sales by banner and operating segments are presented in the following table.

($ in millions)	2024	2023	2022
Foot Locker	$3,227	$3,205	$3,304
Champs Sports	1,155	1,304	1,681
Kids Foot Locker	727	716	708
WSS	660	640	604
Other	2	1	126
North America	5,771	5,866	6,423
Foot Locker (1)	1,735	1,697	1,628
Sidestep	—	26	94
EMEA	1,735	1,723	1,722
Foot Locker	327	387	414
atmos	138	178	188
Asia Pacific	465	565	602
Total sales	$7,971	$8,154	$8,747

(1)	Includes sales from 7, 13, and 16 Kids Foot Locker stores operating in Europe as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively.

2024 Form 10-K Page 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue (continued)

Contract Liabilities

The table below presents the activity of our gift card liability balance:

	February 1,	February 3,
($ in millions)	2025	2024
Gift card liability at beginning of year	$29	$36
Redemptions	(184)	(278)
Breakage recognized in sales	(3)	(6)
Activations	187	277
Foreign currency fluctuations	(1)	—
Gift card liability	$28	$29

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant for both 2024 and 2023.

3. Segment Information

Foot Locker, Inc. operates one reportable segment. We have integrated all available shopping channels including stores, websites, apps, and social channels. Store sales are primarily fulfilled from the store's inventory but may also be shipped from our distribution centers or from a different store location if an item is not available at the original store. Direct-to-customer orders are generally shipped to our customers through our distribution centers but may also be shipped from a store or a combination of our distribution centers and stores depending on the availability of particular items.

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. We have three operating segments, North America, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Our North America operating segment includes the results of the following banners in the U.S. and Canada: Foot Locker, Kids Foot Locker, Champs Sports, and WSS, including each of their related e-commerce businesses. Our EMEA operating segment includes the results of the Foot Locker and Kids Foot Locker banners, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker in Australia, New Zealand, and Asia and atmos, as well as their related e-commerce businesses. Additionally, the EMEA and Asia Pacific operating segments include licensing revenue. We further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

The CEO evaluates performance and allocates resources based on the operating segments' division profit, a key profitability measure. Division profit reflects income before income taxes, impairment and other, unallocated corporate expense, interest expense, net and other (expense) income, net. The significant expenses below may not align with similar GAAP measures as they may be calculated using internal presentation methods (such as expense classification) and certain expenses exclude the results of the 53rd week in 2023, consistent with the CEO's review of comparable period performance. As such, these disclosures may not equal other references to the comparable figures within this filing and may not be comparable to how other retailers classify expenses.

2024 Form 10-K Page 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information (continued)

The following table summarizes our results:

($ in millions)	2024	2023	2022
Sales	$7,971	$8,154	$8,747
Licensing revenue	17	14	12
Total revenue	7,988	8,168	8,759
Less:
Cost of merchandise (1)	4,674	4,866	4,920
Occupancy and buyers' compensation (2)	992	1,029	1,035
Store employee wages (3)	862	861	849
Marketing expenses (4)	198	181	184
Technology expenses (5)	282	254	250
Other division expenses, net (6)	730	713	677
Division profit	$250	$264	$844
Less: Impairment and other (7)	97	80	112
Less: Corporate expense (8)	50	42	151
Income from operations	103	142	581
Interest expense, net	(8)	(9)	(15)
Other (expense) income, net (9)	(44)	(556)	(42)
Income (loss) from continuing operations before income taxes	$51	$(423)	$524

(1)

Cost of merchandise consists of inventory costs, freight, distribution costs including related depreciation expense, shipping and handling costs and is recorded net of amounts received from suppliers for damaged product returns, markdown allowances, and volume rebates.

(2)

Occupancy and buyers' compensation consists of rent (including fixed common area maintenance charges and other fixed non-lease components), real estate taxes, general maintenance, and utilities, as well as buyers' compensation.

(3)

Store employee wages consist of employee salary, overtime, vacation, short-term disability, benefits, bonus/awards and employer payroll taxes. Amount for 2023 does not include expenses incurred during the 53rd week.

(4)

Marketing expenses consist of certain advertising expenses, which includes digital and search engine marketing, related professional fees, and other costs to promote our brands, net of reimbursements for cooperative advertising. Amount for 2023 does not include expenses incurred during the 53rd week.

(5)

Technology expenses primarily represent software as a service, engineering and operations, infrastructure, professional fees, and other costs to operate our store, e-commerce, supply chain, and corporate functions. Technology expenses exclude costs incurred by the WSS and atmos banners. Amount for 2023 does not include expenses incurred during the 53rd week.

(6)

Other division expenses, net represents all other division expenses that are not significant expenses or regularly presented to our CEO. These expenses include depreciation and amortization and other selling, general and administrative expenses, which primarily consist of corporate personnel, certain advertising costs, sales transaction fees, and other store and e-commerce expenses. The 2023 amount includes expenses related to the 53rd week that are not included in the above captions.

(7)	See Note 4, Impairment and Other for additional information on these amounts.
(8)

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

(9)	See Note 5, Other (Expense) Income, net for additional information on these amounts.

Long-lived asset information as of and for the fiscal years ended  February 1, 2025,  February 3, 2024, and  January 28, 2023 is presented in the following table. Long-lived assets reflect property and equipment and lease right-of-use assets.

($ in millions)	2024	2023	2022
Long-Lived Assets:
United States	$1,983	$2,025	$2,152
International	988	1,093	1,211
Total long-lived assets	$2,971	$3,118	$3,363

2024 Form 10-K Page 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information (continued)

For the year ended February 1, 2025, the countries that comprised the majority of long-lived assets for the international category were France, Netherlands, Italy, and Canada. No other individual country included in the international category was significant as of February 1, 2025.

	Depreciation and Amortization			Capital Expenditures (1)			Total Assets
($ in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Division	$167	$163	$169	$164	$173	$200	$6,114	$6,256	$7,178
Corporate	35	36	39	76	69	85	634	612	729
Total	$202	$199	$208	$240	$242	$285	$6,748	$6,868	$7,907

(1)	Represents cash capital expenditures for all years presented.

4. Impairment and Other

($ in millions)	2024	2023	2022
Impairment of long-lived assets and right-of-use assets	$32	$30	$58
Reorganization costs	26	17	22
Other intangible asset impairments	25	9	8
Legal claims	14	—	9
Transformation consulting	—	27	42
Insurance recovery related to social unrest	—	1	—
Change in fair value of contingent consideration	—	(4)	(31)
Acquisition and integration costs	—	—	4
Total impairment and other	$97	$80	$112

For 2024, impairment and other included impairment charges of $32 million from a review of underperforming stores and accelerated tenancy charges on right-of-use assets for the shutdown of operations in South Korea, Denmark, Norway, and Sweden, and the New York headquarters relocation. We will close all stores operating in South Korea, Denmark, Norway, and Sweden as we focus on improving the overall results of our international operations. Additionally, we incurred reorganization costs of $26 million primarily related to the announced closure and relocation of our global headquarters and the shutdown of our operations in South Korea, Denmark, Norway, and Sweden. This year also included intangible asset impairment of $25 million on an atmos tradename and a $14 million loss accrual for legal and other matters. We routinely monitor claims and record provisions for losses when claims become probable and the amount is estimable.

For 2023, impairment and other charges included $30 million of impairment of long-lived assets and right-of-use assets and accelerated tenancy charges on right-of-use assets for closures of the Sidestep banner, certain Foot Locker Asia stores, and our U.S. atmos stores. Additionally, we incurred $27 million of transformation consulting expense, $17 million of reorganization costs primarily related to a severance and the closures of the Sidestep banner, certain Foot Locker Asia stores, and a North American distribution center. We also incurred intangible asset impairment of $9 million on an atmos tradename, partially offset by a $4 million reduction in the fair value of the atmos contingent consideration.

For 2022, impairment and other charges included $58 million of impairment of long-lived assets and right-of-use assets and accelerated tenancy charges, $42 million of transformation consulting, $22 million of primarily severance costs related to a reorganization, $9 million of litigation costs related to an employment matter, $8 million of Sidestep tradename asset impairment, and $4 million of acquisition integration costs related to the acquisitions of WSS and atmos, partially offset by a $31 million reduction in the fair value of the atmos contingent consideration.

2024 Form 10-K Page 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Other (Expense) Income, net

($ in millions)	2024	2023	2022
Impairment and fair value adjustment in minority investments	$(35)	$(478)	$(61)
Pension and postretirement net benefit (expense) income, excluding service cost	(7)	(8)	—
Share of (losses) earnings related to other minority investments	(2)	(1)	1
Pension settlement charge	—	(75)	—
Team Sales divestiture	—	—	19
Gain on sale of property	—	3	—
Foot Locker Singapore and Malaysia divestiture	—	3	—
Other	—	—	(1)
Total other (expense) income, net	$(44)	$(556)	$(42)

Other (expense) income, net generally includes non-operating items, such as:

-	changes in value for our investments accounted for using the fair value measurement alternative, which is at cost adjusted for changes in observable prices minus impairment,
-	our share of earnings or losses related to our equity method investments,
-	net benefit expense or income related to our pension and postretirement programs, excluding the service cost component,
-	changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts,
-	changes in the market value of our available-for-sale security, and premiums paid to repurchase and retire bonds.

For 2024, other income / expense included a $35 million impairment charge related to a minority investment. We estimated the fair value using a discounted cash flow approach. Other income / expense also included our share of losses related to our equity method investments of $2 million.

During the fourth quarter of 2023, we recognized a $478 million non-cash impairment charge related to a minority investment. We estimated the fair value using both a discounted cash flow approach and a market approach.

Also during the fourth quarter of 2023 we recorded a non-cash pretax $75 million charge related to the partial settlement of pension plan obligations. As part of efforts to reduce pension plan obligations, we transferred approximately $109 million of our U.S. Qualified pension plan registered assets and liabilities to an insurance company through the purchase of a group annuity contract, under which an insurance company is required to directly pay and administer pension payments to certain pension plan participants, or their designated beneficiaries. This settlement charge accelerated the recognition of previously unrecognized losses in "Accumulated Other Comprehensive Loss."

Additionally, 2023 included a $3 million gain from the sale of a North American corporate office property, a $3 million gain from the sale of the Singapore and Malaysia Foot Locker businesses to a license partner, and our share of losses related to our equity method investments of $1 million.

6. Merchandise Inventories

	February 1,	February 3,
($ in millions)	2025	2024
LIFO inventories	$965	$956
FIFO inventories	560	553
Total merchandise inventories	$1,525	$1,509

The value of our LIFO inventories as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

2024 Form 10-K Page 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Assets and Liabilities Held-for-Sale

During the third quarter of 2024, we entered into agreements to sell our Greece and Romania businesses and entered into license arrangements with the purchaser for the rights to operate Foot Locker stores in Greece and Romania and six other countries in South East Europe. The sale transactions are expected to close in the first half of 2025.

We determined that the assets and liabilities of the businesses met the criteria to be presented as "held-for-sale" on the Condensed Consolidated Balance Sheet as of February 1, 2025. We do not believe the sale will be significant to our financial results.

The table below presents the carrying amounts of assets and liabilities held-for-sale.

February 1,
($ in millions)	2025
Assets:
Merchandise inventories	$2
Property and equipment, net	2
Operating lease right-of-use assets	5
Other assets	1
Total assets held-for-sale	$10

Liabilities:
Accrued and other liabilities	$1
Current portion of lease obligations	1
Long-term lease obligations	4
Total liabilities held-for-sale	$6

8. Other Current Assets

	February 1,	February 3,
($ in millions)	2025	2024
Net receivables	$156	$160
Other prepaid expenses	80	89
Prepaid income taxes	47	82
Prepaid rent	21	73
Restricted cash	4	4
Other	15	11
	$323	$419

2024 Form 10-K Page 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Property and Equipment, net

	February 1,	February 3,
($ in millions)	2025	2024
Owned properties:
Land	$3	$3
Buildings	50	51
Furniture, fixtures, equipment and software development costs	1,223	1,403
	1,276	1,457
Less: accumulated depreciation	(819)	(988)
	457	469
Finance leases:
Assets under finance leases	68	65
Less: accumulated amortization	(23)	(18)
	45	47
Alterations to leased and owned buildings:
Cost	956	996
Less: accumulated amortization	(548)	(582)
	408	414

	$910	$930

10. Other Intangible Assets, net

	February 1, 2025				February 3, 2024
	Gross	Accum.	Net	Life in	Gross	Accum.	Net
($ in millions)	value	amort.	value	Years (3)	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$75	$(74)	$1	9.7	$91	$(90)	$1
Customer lists	—	—	—	—	20	(15)	5
	$75	$(74)	$1	9.7	$111	$(105)	$6

Indefinite life intangible assets: (1)
Trademarks/tradenames (2)			$364				$393
			$365				$399

(1)

The change in the ending balances reflect the derecognition of fully amortized customer lists and leases during 2024 and the effect of foreign currency fluctuations due primarily to the movements of the euro and yen in relation to the U.S. dollar.

(2)	Includes a non-cash impairment charge of $25 million and $9 million recorded in 2024 and 2023, related to atmos, respectively, see Note 4, Impairment and Other.
(3)	Represents the weighted-average useful life as of February 1, 2025 and excludes those assets that are fully amortized.

Amortizing intangible assets primarily represent customer lists and lease acquisition costs, which are amounts that are required to secure prime lease locations, primarily in Europe. Both the WSS and atmos customer lists were fully amortized as of February 1, 2025. Amortization expense recorded is presented below and future amortization expense is not significant.

($ in millions)	2024	2023	2022
Amortization expense	$5	$7	$8

2024 Form 10-K Page 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Other Assets

	February 1,	February 3,
($ in millions)	2025	2024
Restricted cash	$25	$33
Security deposits	22	25
Cross-currency swap contract	13	7
Auction rate security	6	6
Pension asset	4	4
Other	66	17
	$136	$92

12. Accrued and Other Liabilities

	February 1,	February 3,
($ in millions)	2025	2024
Other payroll and payroll related costs, excluding taxes	$65	$72
Taxes other than income taxes	52	60
Loyalty program	48	31
Property and equipment (1)	44	48
Incentive bonuses	35	11
Rent related costs	31	33
Customer deposits	31	31
Advertising	22	31
Other	106	111
	$434	$428

(1)	Accruals for property and equipment are excluded from the Statements of Cash Flows for all years presented.

13. Revolving Credit Facility

In the second quarter of 2024, we entered into an amendment to the credit agreement (as so amended, the "Amended Credit Agreement"), which governs our $600 million secured asset-based revolving credit facility. The amendment provides for, among other things, (i) an uncommitted "accordion" feature that allows us, subject to certain customary conditions, to increase the size of the revolving credit facility to up to $750 million in the aggregate, (ii) an extension of the maturity date from July 14, 2025 to June 20, 2029, and (iii) a change to the interest rates and commitment fees applicable to the loans and commitments, respectively, as described below. The amendment provides that the interest rate applicable to loans drawn under the credit facility will be equal to, at our option, either a base rate, determined by the greater of 1% per annum or other rate calculations which take into consideration the federal funds rate, plus a margin of 0.50% to 1.00% per annum, or a forward-looking term rate, determined by reference to Secured Overnight Financing Rate plus a margin of 1.50% to 2.00% per annum, in each case, depending on availability under the Amended Credit Agreement. In addition, we will pay a commitment fee from 0.25% to 0.375% per annum on the unused portion of the commitments under the Amended Credit Agreement. No events of default occurred during 2024.

Our obligations under the Amended Credit Agreement are secured by a first priority lien on certain assets, including inventory and accounts receivable, cash deposits, and certain insurance proceeds. We may use the Amended Credit Agreement to, among other things, support standby letters of credit in connection with insurance programs. We did not have any borrowings outstanding as of February 1, 2025 and February 3, 2024. The letters of credit outstanding as of February 1, 2025 were $7 million.

2024 Form 10-K Page 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Revolving Credit Facility (continued)

We paid fees of $4 million in connection with the amendment of our credit facility and such costs are amortized over the life of the extended facility. The unamortized balance of fees paid in connection with the credit facility at February 1, 2025 was $4 million. Interest expense, including facility fees, related to the revolving credit facility was $3 million for each of 2024, 2023, and 2022.

14. Long-Term Debt and Obligations Under Finance Leases

The components of long-term debt and obligations under finance leases are as follows:

	February 1,	February 3,
($ in millions)	2025	2024
4% Senior Notes due 2029	$396	$395
Obligations under finance leases	50	52
	$446	$447
Current portion of debt and obligations under finance leases	5	5
	$441	$442

Interest expense related to long-term debt and the amortization of the associated debt issuance costs was $17 million 2024, 2023, and 2022.

15. Other Liabilities

	February 1,	February 3,
($ in millions)	2025	2024
Deferred taxes	$149	$140
Pension benefits	25	38
Income taxes	24	31
Other	39	32
	$237	$241

16. Leases

The majority of our leases are operating leases for our company-operated retail store locations. We also lease, among other things, distribution and warehouse facilities, and office space for corporate administrative purposes. Operating lease periods typically range from 5 to 10 years and generally contain rent escalation provisions. Some of the store leases contain renewal options with varying terms and conditions.

Amounts recognized in the Consolidated Balance Sheet were as follows:

	February 1,	February 3,
($ in millions)	2025	2024
Operating leases:
Operating lease right-of-use assets (1)	$2,061	$2,188

Operating lease liabilities classified as current	$507	$492
Operating lease liabilities classified as long-term	1,831	2,004
Total operating lease liabilities (2)	$2,338	$2,496

(1)	Excludes $5 million of right-of-use assets held for sale as of February 1, 2025, see Note 7, Assets and Liabilities Held-for-Sale.
(2)	Excludes $5 million of operating lease liabilities held for sale as of February 1, 2025, see Note 7, Assets and Liabilities Held-for-Sale.

2024 Form 10-K Page 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Leases (continued)

	February 1,	February 3,
($ in millions)	2025	2024
Finance leases:
Property and equipment, net	$45	$47

Finance lease obligations classified as current	$5	$5
Finance lease obligations classified as long-term	45	47
Total finance lease obligations	$50	$52

Other information related to our leases as of February 1, 2025 and February 3, 2024 consisted of the following:

	February 1,	February 3,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	6.2	6.5
Finance leases	13.8	14.5
Weighted-average discount rate:
Operating leases	5.6%	5.5%
Finance leases	4.4%	4.3%

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

Lease costs which relate to retail stores and distribution centers are classified within cost of sales, while non-store lease costs are included in SG&A. Amortization of leased equipment assets is classified in depreciation and amortization. The components of lease cost for 2024, 2023, and 2022 were as follows:

($ in millions)	2024	2023	2022
Operating lease costs	$643	$613	$657
Variable lease costs	272	304	308
Short-term lease costs	16	48	19
Sublease income	—	(1)	(1)
Total operating lease costs	931	964	983
Finance lease costs:
Amortization of leased assets	6	6	6
Interest on lease liabilities	2	2	3
Total finance lease costs	8	8	9
Total lease cost	$939	$972	$992

2024 Form 10-K Page 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Leases (continued)

Maturities of lease liabilities as of February 1, 2025 are as follows:

($ in millions)	Operating leases	Finance leases	Total
2025	$624	$7	$631
2026	501	6	507
2027	396	5	401
2028	320	4	324
2029	269	4	273
Thereafter	676	40	716
Total lease payments	2,786	66	2,852
Less: Interest	443	16	459
Less: Lease liabilities held for sale	5	—	5
Total lease liabilities	$2,338	$50	$2,388

As of February 1, 2025, we have signed operating leases for retail stores that have not yet commenced and the total future undiscounted lease payments under these leases are $41 million.

17. Accumulated Other Comprehensive Loss

($ in millions)	2024	2023	2022
Foreign currency translation adjustments	$(208)	$(173)	$(148)
Hedge contracts	—	(2)	(3)
Unrecognized pension cost and postretirement benefit	(175)	(191)	(241)
	$(383)	$(366)	$(392)

The changes in AOCL for the year ended February 1, 2025 were as follows:

($ in millions)	Foreign Currency Translation Adjustments	Hedge Contracts	Items Related to Pension and Postretirement Benefits	Total
Balance as of February 3, 2024	$(173)	$(2)	$(191)	$(366)

OCI before reclassification	(35)	6	1	(28)
Reclassification of hedges, net of tax	—	(4)	—	(4)
Amortization of pension actuarial loss, net of tax	—	—	5	5
Pension and postretirement remeasurement, net of tax	—	—	10	10
Other comprehensive income	(35)	2	16	(17)
Balance as of February 1, 2025	$(208)	$—	$(175)	$(383)

2024 Form 10-K Page 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Accumulated Other Comprehensive Loss (continued)

Reclassifications to income from AOCL for the year ended February 1, 2025 were as follows:

($ in millions)
Reclassification of hedges:
Cross-currency swap	$(4)
Income tax	—
Reclassification of hedges, net of tax	$(4)

Reclassification of actuarial loss:
Amortization of pension and postretirement benefits	$7
Income tax	(2)
Reclassification of actuarial loss, net of tax	$5

18. Income Taxes

The domestic and international components of pre-tax income (loss) are as follows:

($ in millions)	2024	2023	2022
Domestic	$100	$(381)	$440
International	(49)	(42)	84
Total pre-tax income (loss)	$51	$(423)	$524

Domestic pre-tax income (loss) includes the results of non-U.S. businesses that are operated in branches owned directly by the U.S. which, therefore, are subject to U.S. income tax.

The income tax provision consists of the following:

($ in millions)	2024	2023	2022
Current:
Federal	$21	$8	$64
State and local	13	2	27
International	27	33	68
Total current tax provision	61	43	159
Deferred:
Federal	12	(88)	23
State and local	(1)	(24)	4
International	(39)	(24)	(6)
Total deferred tax provision	(28)	(136)	21
Total income tax provision	$33	$(93)	$180

Following the enactment of Public Law 115-97 ("Tax Act") and the one-time transition tax, our historical foreign earnings are not subject to additional U.S. federal tax upon repatriation. Further, no additional U.S. federal tax will be due upon repatriation of current foreign earnings because they are either exempt or subject to U.S. tax as earned.

2024 Form 10-K Page 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes (continued)

At February 1, 2025, we had accumulated undistributed foreign earnings of $400 million. This amount consists of historical earnings that were previously taxed under the Tax Act and post-Tax Act earnings. Investments in our foreign subsidiaries, including working capital, will continue to be permanently reinvested. Cash balances in excess of working capital needs are considered to be available for repatriation to the United States and foreign withholding taxes will be accrued as necessary on these amounts.

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

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income (loss) is as follows:

	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase in valuation allowance	36.0	(0.6)	2.6
State and local income taxes, net of federal tax benefit	15.2	5.4	5.0
International income taxed at varying rates	(11.6)	(4.4)	8.4
Foreign tax credits	0.6	1.4	(3.6)
Domestic/foreign tax settlements	—	1.0	(0.5)
Federal tax credits	(4.4)	0.5	(0.4)
Foreign deferred adjustment	—	(2.0)	—
Compensation based adjustments	7.6	(0.3)	1.2
Other, net	0.2	—	0.6
Effective income tax rate	64.6%	22.0%	34.3%

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of our deferred tax assets are as follows:

	February 1,	February 3,
($ in millions)	2025	2024
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$208	$166
Employee benefits	26	32
Operating leases - liabilities	627	668
Other	66	62
Total deferred tax assets	$927	$928
Valuation allowance	(112)	(95)
Total deferred tax assets, net	$815	$833

2024 Form 10-K Page 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes (continued)

Items that give rise to significant portions of our deferred tax liabilities are as follows:

	February 1,	February 3,
($ in millions)	2025	2024
Deferred tax liabilities:
Merchandise inventories	$101	$97
Operating leases - assets	578	611
Goodwill and other intangible assets	111	118
Property and equipment	20	24
Other	11	9
Total deferred tax liabilities	$821	$859
Net deferred tax liability	$(6)	$(26)
Balance Sheet caption reported in:
Deferred taxes	$143	$114
Other liabilities	(149)	(140)
	$(6)	$(26)

Based upon the level of historical taxable income and projections for future taxable income, which are based upon our long-range strategic plans, management believes it is more likely than not that we will realize the benefits of deductible differences, net of the valuation allowances, over the periods in which the temporary differences are anticipated to reverse. At  February 1, 2025, our net deferred tax assets include $85 million of net operating loss ("NOL") carryforwards and $13 million of deferred interest deductions in the Netherlands that can be used to offset taxable income in future periods. After weighing the positive and negative evidence and considering both recent losses and forecasted taxable income, we consider it more likely than not that we will have sufficient source of taxable income in the future that will allow us to realize these deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

As of February 1, 2025, we have a valuation allowance of $112 million to reduce our deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $75 million was recorded against tax loss carryforwards of certain foreign entities. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in these entities, we believe it is more likely than not that the benefit of these loss carryforwards will not be realized. As of February 1, 2025, a valuation allowance of $23 million was established for foreign taxes assessed at rates in excess of the U.S. federal tax rate for which no U.S. foreign tax credit is available. Additionally, since we do not have any reasonably foreseeable sources of capital gains in the U.S. or Canada, a valuation allowance of $11 million was established to offset deferred tax assets on capital losses. We also have a valuation allowance of $3 million related to losses from a legal entity restructuring.

At February 1, 2025, we have international minimum tax credit carryforwards with a potential tax benefit of $3 million and operating loss carryforwards with a potential tax benefit of $160 million, a portion of which will expire between 2025 and 2039 and a portion of which will never expire. The international operating loss carryforwards include unrecognized tax benefits. The Canadian capital loss of $1 million will carry forward indefinitely and the U.S. capital losses of $20 million can be carried back 3 years and forward for 5 years after realization. We also have U.S. state operating loss carryforwards with a potential benefit of $1 million that will expire between 2028 and 2043, and we have foreign tax credit carryforwards with a potential tax benefit of $23 million that will expire between 2029 and 2033.

We operate in multiple taxing jurisdictions and are subject to audit. Audits can involve complex issues that may require an extended period of time to resolve. A taxing authority may challenge positions that we have adopted in our income tax filings. Accordingly, we may apply different tax treatments for transactions in filing the income tax returns than for income tax financial reporting. We regularly assess our tax positions for such transactions and record reserves for those differences. We participate in the IRS's Compliance Assurance Process and the examination of our 2023 U.S. Federal income tax filing was concluded in February 2025. To date, no adjustments have been proposed in any audits that will have a material effect on our financial position or results of operations.

2024 Form 10-K Page 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes (continued)

At February 1, 2025, we had $39 million of gross unrecognized tax benefits, of which $37 million would, if recognized, affect our annual effective tax rate. We classified certain income tax liabilities as current or noncurrent based on management's estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. Interest recorded in 2024 was not significant. We recorded interest income of $2 million in 2023 and recorded interest expense of $6 million in 2022.

The following table summarizes the activity related to unrecognized tax benefits:

($ in millions)	2024	2023	2022
Unrecognized tax benefits at beginning of year	$50	$52	$41
Foreign currency translation adjustments	(1)	—	(1)
Increases related to current year tax positions	1	5	9
Increases related to prior period tax positions	2	2	7
Decreases related to prior period tax positions	(8)	—	—
Settlements	—	(5)	—
Lapse of statute of limitations	(5)	(4)	(4)
Unrecognized tax benefits at end of year	$39	$50	$52

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits, or the expiration of statutes of limitations. Settlements during 2025 are not expected to be significant based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings.

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

2024 Form 10-K Page 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Financial Instruments and Risk Management (continued)

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

As of February 1, 2025 and February 3, 2024, the cross-currency swap had a fair value of $13 million and $7 million included in other assets, respectively. We record the changes in the fair value of the contract to AOCL. Each period, we reclassify an amount out of AOCL equal to the remeasurement gain or loss on the hedged intercompany loan that is recorded in selling, general and administrative expenses. As of February 1, 2025 and February 3, 2024, there was an insignificant amount and $2 million in AOCL, net of tax, related to the cross-currency swap, respectively. In addition, we recognize swap interest income based on the differential in fixed interest rates per the contract. During 2024 and 2023, we recorded $3 million of income in interest expense, net, and $2 million in 2022. Refer to Note 17 for further information regarding amounts recorded in AOCL and Note 20 for fair value of derivative disclosures.

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

Business Risk

The retail business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer experience are important competitive factors in our business. We operate in 26 countries and purchased 85% and 84% of our merchandise from our top 5 suppliers in 2024 and 2023, respectively. In 2024 and 2023, we purchased 59% and 65% of our athletic merchandise from one major supplier, Nike, Inc.

Included in our Consolidated Balance Sheet at February 1, 2025, are the net assets of our European operations, which total $546 million and are located in 20 countries, 11 of which have adopted the euro as their functional currency.

2024 Form 10-K Page 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	February 1, 2025			February 3, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Available-for-sale security	$—	$6	$—	$—	$6	$—
Foreign exchange forward contracts	—	1	—	—	1	—
Cross-currency swap contract	—	13	—	—	7	—
Total assets	$—	$20	$—	$—	$14	$—

Liabilities measured at fair value were insignificant for both 2024 and 2023. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

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

2024 Form 10-K Page 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Fair Value Measurements (continued)

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

As of February 1, 2025, cumulative impairments on our portfolio of minority investments were $566 million.

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and therefore are classified as Level 2.

	February 1,	February 3,
($ in millions)	2025	2024
Carrying value (1)	$396	$395
Fair value	$344	$337

(1)	The carrying value of debt as of February 1, 2025 and February 3, 2024, included $4 million and $5 million, respectively, of issuer's discount and costs related to 4% Notes due in 2029.

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

We also sponsor postretirement medical and life insurance plans, which are available to most of our retired U.S. employees. These plans are contributory, are not funded and are not significant.

2024 Form 10-K Page 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Retirement Plans and Other Benefits (continued)

The following tables set forth the plans' changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets related to our pension plans:

($ in millions)	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$431	$566
Service cost	4	6
Interest cost	21	27
Actuarial gains	(20)	(6)
Foreign currency translation adjustments	(3)	—
Benefits paid	(35)	(35)
Settlement	(1)	(127)
Benefit obligation at end of year	$397	$431

Change in plan assets:
Fair value of plan assets at beginning of year	$394	$546
Actual return on plan assets	14	4
Employer contributions	4	3
Foreign currency translation adjustments	(3)	—
Benefits paid	(35)	(35)
Settlement	(1)	(124)
Fair value of plan assets at end of year	$373	$394

Funded status	$(24)	$(37)

Amounts recognized on the balance sheet:
Other assets	$4	$4
Accrued and other liabilities	(3)	(3)
Other liabilities	(25)	(38)
	$(24)	$(37)

The Canadian qualified pension plan's assets exceeded its accumulated benefit obligation for both 2024 and 2023. Our non-qualified pension plans have an accumulated benefit obligation in excess of plan assets, as these plans are unfunded. Accordingly, the table below reflects the U.S. qualified and non-qualified plans.

($ in millions)	2024	2023
Projected benefit obligation	$370	$400
Accumulated benefit obligation	370	400
Fair value of plan assets	342	359

The following table provides the amounts recognized in AOCL on a pre-tax basis related to the pension plans:

($ in millions)
Net actuarial loss at beginning of year	$262
Amortization of net loss	(7)
Gain arising during the year	(13)
Foreign currency fluctuations	(2)
Net actuarial loss at end of year	$240

2024 Form 10-K Page 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Retirement Plans and Other Benefits (continued)

The actuarial gains recognized during 2024 were primarily driven by an increase in discount rates applied against future expected benefit payments, which resulted in a decrease in the benefit obligation for the pension benefit plans, partially offset by lower actual return as compared with the expected return on plan assets.

During the fourth quarter of 2023, as part of our efforts to reduce pension plan obligations, we transferred approximately $109 million of our U.S. Qualified pension plan registered assets and liabilities to an insurance company through the purchase of a group annuity contract, under which an insurance company is required to directly pay and administer pension payments to certain of our pension plan participants, or their designated beneficiaries. In connection with this transaction, we recorded a non-cash pretax settlement charge of $75 million in 2023. The settlement charge was calculated based on the total of the lump sum payments and the amount paid to the insurance company. This settlement charge accelerated the recognition of previously unrecognized losses in AOCL. In 2024, the U.S. non-qualified plan recognized a $1 million settlement of its benefit obligation, for which the AOCL gain was insignificant.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	2024	2023
Discount rate	5.5%	5.2%
Rate of compensation increase (1)	3.0%	3.0%

(1)	The rate of compensation increase relates only to Canadian pension plan, as the other plans are frozen.

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $364 million and $513 million for 2024 and 2023, respectively.

Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year, as well as other assumptions detailed in the table below:

	2024	2023	2022
Discount rate	5.2%	5.0%	3.2%
Rate of compensation increase (1)	3.0%	3.0%	3.6%
Expected long-term rate of return on assets	5.6%	5.6%	4.8%

(1)	The rate of compensation increase relates only to Canadian pension plan, as the other plans are frozen.

The expected long-term rate of return on invested plan assets is based on the plans' weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce the variability of our future contributions.

2024 Form 10-K Page 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Retirement Plans and Other Benefits (continued)

The following are the components of net periodic pension benefit cost. Service cost is recognized as a component of SG&A and the remaining pension and postretirement expense components are recognized as part of Other (expense) income, net.

($ in millions)	2024	2023	2022
Service cost	$4	$6	$14
Interest cost	21	27	21
Expected return on plan assets	(21)	(29)	(31)
Amortization of net loss	7	11	10
Settlement charge	—	75	—
Net benefit expense	$11	$90	$14

The mortality assumption used to value the 2024 and 2023 U.S. pension obligations was the Pri-2012 mortality table with generational projection using MP-2021 for both males and females. For years ended February 1, 2025 and February 3, 2024, we used the 2014 CPM Private Sector mortality table projected generationally with Scale CPM-B for both males and females to value its Canadian pension obligations

Plan Assets

In late 2024, we adjusted the target composition of our U.S. qualified pension plan assets to 50% fixed-income securities, 47.5% equities and mutual funds, and 2.5% real estate (as compared with the prior allocation of 70% fixed-income securities, 28.5% equities, and 1.5% real estate). This current asset allocation may increase volatility with regard to the funded status of the plan and may reduce pension expense due to the higher long-term rate of return associated with a larger portion of equities in the asset portfolio. We may alter the asset allocation targets from time to time depending on market conditions and the funding requirements of the pension plan. The target composition of our Canadian qualified pension plan assets is 95% fixed-income securities and 5% equities. We believe plan assets are invested in a conservative manner with the same overall objective and investment strategy as for the U.S. pension plan. The bond portfolio is comprised of government and corporate bonds chosen to match the duration of the pension plan's benefit payment obligations. This current asset allocation will limit future volatility. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above.

We believe plan assets are invested in an appropriate manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account our expected contributions and the level of funding risk deemed appropriate. Our investment strategy seeks to diversify assets among classes of investments with differing rates of return, volatility, and correlation in order to reduce funding risk. Diversification within asset classes is also utilized to ensure that there are no significant concentrations of risk in plan assets and to reduce the effect that the return on any single investment may have on the entire portfolio.

Valuation of Investments

Commingled trust funds are valued at the net asset value of units held by the plan at year end. Stocks and mutual funds traded on U.S. and Canadian security exchanges are valued at closing market prices on the measurement date. Each category of U.S. and Canadian plan assets is classified within the same level of the fair value hierarchy for 2024 and 2023.

2024 Form 10-K Page 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Retirement Plans and Other Benefits (continued)

The fair values of the U.S. pension plan assets at February 1, 2025 and February 3, 2024 were as follows:

($ in millions)	Level 1	Level 2	Level 3	2024 Total	2023 Total
Cash	$1	$—	$—	$1	$1
Cash equivalents	—	1	—	1	3
Commingled funds:
Equity securities	—	111	—	111	91
Fixed-income securities	—	165	—	165	241
Real estate securities	—	8	—	8	5
Corporate stock	8	—	—	8	11
Mutual funds	48	—	—	48	7
Total assets at fair value	$57	$285	$—	$342	$359

The fair values of the Canadian pension plan assets at  February 1, 2025 and February 3, 2024 were as follows:

($ in millions)	Level 1	Level 2	Level 3	2024 Total	2023 Total
Cash equivalents	$—	$6	$—	$6	$7
Equity securities:
Canadian and international	2	—	—	2	3
Fixed-income securities:
Cash matched bonds	—	23	—	23	25
Total assets at fair value	$2	$29	$—	$31	$35

Contributions and Expected Payments

Contributions to the U.S. qualified pension plan were not required in 2024 and 2023. In early 2025 we made a $20 million contribution to the U.S. qualified pension plan to improve the Plan's funded status and to reduce the Plan's administrative costs. We will continue to evaluate the amount and timing of any potential future contributions based on market conditions and other factors. We paid $4 million and $3 million in 2024 and 2023, respectively, related to our unfunded non-qualified pension plans.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

($ in millions)
2025	$51
2026	34
2027	33
2028	32
2029	31
2030 - 2034	145

Savings Plans

We have a 401(k) plan that is available to employees whose primary place of employment is the U.S., and another plan that is available to employees whose primary place of employment is in Puerto Rico. Additionally, we are the sponsor of the 401(k) plan for WSS employees. The charges for matching contributions were not significant for any of the periods presented.

2024 Form 10-K Page 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Share-Based Compensation

Stock Awards

Under our amended and restated 2007 Stock Incentive Plan (the "2007 Stock Plan"), stock options, restricted stock, restricted stock units, stock appreciation rights, or other share-based awards may be granted to nonemployee directors, officers, and other employees, including our subsidiaries and operating divisions worldwide. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. The options terminate ten years from the date of grant. In 2023, the 2007 Stock Plan was amended and restated to increase the number of shares of common stock reserved for all awards to 14 million shares. As of February 1, 2025, there were 10,347,840 shares available for issuance under this plan.

During 2022, the Company granted options and other awards to its President and Chief Executive Officer, Mary N. Dillon. These awards were granted outside of the 2007 Stock Incentive Plan as employment inducement awards and did not require shareholder approval under the rules of the New York Stock Exchange or otherwise. Shares available for future grant under this plan of 584,127 are reserved for the sole purpose to issue shares pursuant to her employment inducement awards.

Employees Stock Purchase Plan

Under the 2023 Foot Locker Employee Stock Purchase Plan ("2023 ESPP"), participating employees are able to contribute up to 10% of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of our common stock at 85% of the lower market price on specified dates in each plan year. Participating employees are permitted to purchase shares in June and December of each year. Of the 3,000,000 shares of common stock authorized under the 2023 ESPP, there were 2,668,478 shares available for purchase as of February 1, 2025.

Share-Based Compensation Expense

($ in millions)	2024	2023	2022
Restricted stock units and performance stock units	$19	$9	$26
Options and employee stock purchase plan	2	4	5
Total share-based compensation expense	$21	$13	$31

Tax benefit recognized	$3	$2	$3

Restricted Stock Units and Performance Stock Units

Restricted stock units ("RSU") are awarded to certain officers, key employees of the Company, and nonemployee directors. Additionally, performance stock units ("PSU") are awarded to officers and certain key employees in connection with our long-term incentive program. Each RSU and PSU represents the right to receive one share of our common stock provided that the applicable performance and vesting conditions are satisfied. PSU awards granted in 2024 and 2023 also include a performance objective based on our relative total shareholder return over the performance period to a pre-determined peer group, assuming the reinvestment of dividends. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant.

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

2024 Form 10-K Page 72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Share-Based Compensation (continued)

RSU and PSU activity is summarized as follows:

	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Grant Date Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,378		$38.81
Granted	1,383		29.00
Vested	(535)		47.29
Performance adjustment (1)	(495)
Forfeited	(128)		32.25
Nonvested at February 1, 2025	1,603	0.9	$30.65

Aggregate value ($ in millions)	$49

(1)	This represents adjustments made to PSU awards reflecting changes in estimates based upon our current performance against predefined financial and market targets.

The total fair value of awards vested was $25 million, $23 million, and $6 million, for 2024, 2023, and 2022, respectively. Unrecognized compensation cost at  February 1, 2025 was $26 million.

Stock Options

Effective in 2024, we no longer issue stock option grants. The table below provides activity for existing stock option awards for 2024:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,738		$48.23
Exercised	(257)		21.63
Expired or cancelled	(392)		53.54
Options outstanding at February 1, 2025	2,089	2.9	$50.50
Options exercisable at February 1, 2025	1,844	2.2	$52.32

The total fair value of options vested was $2 million, $5 million, and $4 million, during 2024, 2023, and 2022, respectively.

During the years ended February 1, 2025,  February 3, 2024, and  January 28, 2023, we received $5 million, $5 million, and $6 million, respectively, in cash from option exercises and the related tax benefit recognized were not significant. The total intrinsic value of options exercised, outstanding, and exercisable was not significant for any of the periods presented.

As of February 1, 2025, there was $1 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.0 year.

2024 Form 10-K Page 73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Share-Based Compensation (continued)

The following table summarizes information about stock options outstanding and exercisable at February 1, 2025:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $30.98	422	4.1	$26.67	372	$26.37
$36.49 - $46.64	506	5.8	40.68	311	41.82
$53.61 - $58.94	309	2.1	56.46	309	56.46
$62.02 - $72.83	852	0.8	65.97	852	65.97
	2,089	2.9	$50.50	1,844	$52.32

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

2024 Form 10-K Page 74

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management performed an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 1, 2025. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of February 1, 2025.

Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

(b)	Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company's internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework"). Using the 2013 COSO Framework, the Company's management, including the CEO and CFO, under the oversight of the Board of Directors, evaluated the Company's internal control over financial reporting and concluded that the Company's internal control over financial reporting was effective as of February 1, 2025.

A company's internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

2024 Form 10-K Page 75

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

Our independent registered public accounting firm, KPMG LLP, who audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's effectiveness of internal control over financial reporting, which is included in Item 9A(d).

(d)	Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 1, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Foot Locker, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Foot Locker, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended February 1, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 27, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

2024 Form 10-K Page 76

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York

March 27, 2025

Item 9B. Other Information

During the quarter ended February 1, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

(a)	Directors of the Company
Information relative to directors of the Company will be set forth under the heading "Proposal 1: Election of Directors" in the Proxy Statement and is incorporated herein by reference.

(b)	Executive Officers of the Company
Information with respect to executive officers of the Company is set forth in Item 4A in Part I.

(c)

Information on our Audit Committee and the Audit Committee Financial Expert will be contained under the heading "Committees" under the "Governance" section of the Proxy Statement and is incorporated herein by reference.

(d)

Information about the Code of Business Conduct applicable to our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and the Board of Directors, will be set forth under the heading "Code of Business Conduct" under the "Governance" section of the Proxy Statement and is incorporated herein by reference. The Company intends to disclose any amendment or waiver to its Code of Business Conduct requiring disclosure under applicable SEC rules or stock exchange listing standards on the Company's website.

(e)	Policy Prohibiting Insider Trading
We have adopted a comprehensive Policy Prohibiting Insider Trading governing the purchase, sale and other dispositions of or securities by directors, officers, other employees and the Company, which is designed to promote compliance with all applicable insider trading laws, rules and regulations. A copy of this policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

2024 Form 10-K Page 77

(f)	The description of the shareholder-proposed candidate procedures will be contained under heading of "Shareholder Recommendations for Director Candidates" under the Governance section of the Proxy Statement and is incorporated herein by reference.

(g)	Delinquent Section 16(a) Reports
Any delinquent filings (if applicable) will be contained under the heading "Delinquent Section 16(a) Reports" in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to executive and director compensation will be set forth under the headings "Director Compensation" and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information set forth in the Proxy Statement under the section captioned "Shareholder Ownership" is incorporated herein by reference. Equity compensation plan information is contained under the "Stock Awards" and "Employees Stock Purchase Plan" sections of the Share-Based Compensation note in "Item 8. Consolidated Financial Statements and Supplementary Data."

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information set forth under the headings "Director Independence" and "Transactions with Related Persons" under the "Governance" section of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185. Information about the principal accounting fees and services is set forth under the heading "Audit and Non-Audit Fees" under "Proposal 4: Ratification of Appointment of our Independent Registered Public Accounting Firm" in the Proxy Statement and is incorporated herein by reference. Information about the Audit Committee's preapproval policies and procedures is set forth in the section captioned "Audit Committee Preapproval Policies and Procedures" which appears in "Proposal 4: Ratification of Appointment of our Independent Registered Public Accounting Firm" in of the Proxy Statement and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements

The list of financial statements required by this item is set forth in Item 8. "Consolidated Financial Statements and Supplementary Data." All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required, or because the information required is included in the financial statements or notes thereto.

(a)(3) and (c) Exhibits

An index of the exhibits are on pages 79 through 81.

Item 16. Form 10-K Summary

None.

2024 Form 10-K Page 78

FOOT LOCKER, INC.

INDEX OF EXHIBITS

Exhibit No.	Description
3.1

Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997 filed on September 4, 1997 (the "July 26, 1997 Form 10-Q")), as amended by Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989, (b) July 24, 1990, (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form 10-Q), (d) June 11, 1998 (incorporated herein by reference to Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425)), (e) November 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688)), (f) May 28, 2014 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 28, 2014), and (g) December 8, 2020 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2020).

3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 22, 2023).

4.1	Description of Registrant's Securities (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed on March 28, 2024).

4.2

Indenture, dated as of October 5, 2021, by and among the Registrant, certain guarantors from time to time party thereto, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 5, 2021).

4.3	Form of 4% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021).

10.1

Credit Agreement, dated as of May 19, 2016, among the Registrant, the guarantors party thereto, the lenders party thereto and Wells Fargo, National Association, as agent, letter of credit issuer and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 19, 2016).

10.2

Amendment No. 1 to Credit Agreement, dated as of July 14, 2020, among the Registrant, the guarantors party thereto, the lenders party thereto, and Wells Fargo, National Association, as administrative agent, letter of credit issuer, and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2020).

10.3

Amendment No. 2 to Credit Agreement, dated as of May 19, 2021, among the Registrant, the guarantors party thereto, the lenders party thereto, and Wells Fargo, National Association, as administrative agent, letter of credit issuer, and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by Foot Locker, Inc. on May 20, 2021).

10.4

Amendment No. 3 to Credit Agreement, dated as of April 21, 2023, among the Registrant, the guarantors party thereto, the lenders party thereto, and Wells Fargo, National Association, as administrative and collateral agent, letter of credit issuer, and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2023).

10.5	Amendment No. 4 to Credit Agreement, dated as of June 20, 2024, among the Registrant, the guarantors party thereto, the lenders party thereto, and Wells Fargo, National Association, as administrative and collateral agent, letter of credit issuer, and swing line lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2024).

2024 Form 10-K Page 79

Exhibit No.	Description
10.6	Trust Agreement dated as of November 12, 1987 ("Trust Agreement"), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement), as amended by Amendment No. 1 to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).

10.7†	Foot Locker 2007 Stock Incentive Plan, amended and restated as of March 22, 2023 (incorporated herein by reference to Exhibit 10.1 on Form S-8 (Registration No.333-272007), filed on May 17, 2023 (the "2023 Form S-8")).

10.8†	Executive Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2018).

10.9†	2023 Foot Locker Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 on the 2023 Form S-8).

10.10†*	Excess Cash Balance Plan, as amended.

10.11†	Excess Savings Plan (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed on March 25, 2021).

10.12†	Form of Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed on March 22, 2022).

10.13†

Form of Restricted Stock Unit Award Agreement for Executives (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2024 filed on June 12, 2024).

10.14†

Form of Restricted Stock Unit Award Agreement for Directors (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed on March 22, 2022).

10.15†

Form of Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2024 filed on June 12, 2024).

10.16†

Form of Stock Option Inducement Award Agreement (Annual Award) for Mary N. Dillon (incorporated herein by reference to Exhibit 99.3 on Form S-8 (Registration No. 333-267044), filed on August 24, 2022 (the "2022 Form S-8")).

10.17†	Form of Restricted Stock Unit Inducement Award Agreement (Annual Award) for Mary N. Dillon (incorporated herein by reference to Exhibit 99.4 to the 2022 Form S-8).

10.18†	Form of Restricted Stock Unit Inducement Award Agreement for Mary N. Dillon (Sign-On Award) (incorporated herein by reference to Exhibit 99.1 to the 2022 Form S-8).

10.19†	Form of Performance Stock Unit Inducement Award Agreement (Annual Award) for Mary N. Dillon (incorporated herein by reference to Exhibit 99.5 to the 2022 Form S-8).

10.20†	Form of Performance Stock Unit Inducement Award Agreement (Transformation Award) for Mary N. Dillon (incorporated herein by reference to Exhibit 99.2 to the 2022 Form S-8).

10.21†	Directors' Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement), as amended by Amendment No. 1 to Directors' Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 filed on December 11, 1995).

2024 Form 10-K Page 80

Exhibit No.	Description
10.22†	Employment Agreement, dated August 16, 2022, by and between Mary N. Dillon and the Company, (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 19, 2022).

10.23†	Form of Senior Executive Offer Letter (including specific contractual obligations) (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed on March 28, 2024).

10.24†*	Form of Indemnification Agreement, as amended.

10.25†	Foot Locker, Inc. Executive Severance Policy (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2024 filed on September 11, 2024).

10.26†	Michael Baughn Letter Agreement dated March 27, 2024 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2024 filed on June 12, 2024).

10.27†	Letter Agreement between Foot Locker, Inc. and Rosalind Reeves, dated as of March 9, 2024 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2024 filed on September 11, 2024).

19*	Policy Prohibiting Insider Trading.

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 to the 2023 Form 10-K).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

2024 Form 10-K Page 81

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.

By: /s/ MARY N. DILLON
Mary N. Dillon Chief Executive Officer

Date: March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2025, by the following persons on behalf of the Company and in the capacities indicated.

/s/ MARY N. DILLON	/s/ MICHAEL BAUGHN
Mary N. Dillon	Michael Baughn
Chief Executive Officer	Executive Vice President and
Chief Financial Officer

/s/ GIOVANNA CIPRIANO	/s/ SONIA SYNGAL
Giovanna Cipriano	Sonia Syngal
Senior Vice President and Chief Accounting Officer	Director

/s/ VIRGINIA C. DROSOS	/s/ KIMBERLY K. UNDERHILL
Virginia C. Drosos	Kimberly K. Underhill
Director	Director

/s/ GUILLERMO G. MARMOL	/s/ JOHN VENHUIZEN
Guillermo G. Marmol	John Venhuizen
Director	Director

/s/ DARLENE NICOSIA	/s/ TRISTAN WALKER
Darlene Nicosia	Tristan Walker
Director	Director

/s/ STEVEN OAKLAND	/s/ DONA D. YOUNG
Steven Oakland	Dona D. Young
Director	Non-Executive Chair

/s/ ULICE PAYNE, JR.
Ulice Payne, Jr.
Director

2024 Form 10-K Page 82