Form 10-Q
period 2025-05-03
FOOT LOCKER, INC.
filed 2025-06-11
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 3, 2025

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

Number of shares of Common Stock outstanding as of May 31, 2025: 95,277,635

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

Examples of forward-looking statements include, but are not limited to, statements regarding our financial position, the expected timing of the completion of the proposed transaction with DICK'S Sporting Goods, Inc. ("DICK'S"), business strategy and other plans and objectives for our future operations, and generation of free cash flow. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. The forward-looking statements contained herein are largely based on our expectations for the future, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management's assumptions about future events may prove to be inaccurate.

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions you that the forward-looking statements contained herein are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to, the occurrence of any event, change or other circumstance that could give rise to the right of us or DICK'S to terminate the Agreement and Plan of Merger by and among us, DICK'S and a wholly owned subsidiary of DICK'S ("Merger Sub") pursuant to which, among other things, Merger Sub would be merged with and into us (the "Transaction"); the outcome of any legal proceedings that may be instituted against us, including with respect to the Transaction; the possibility that the Transaction does not close when expected or at all because required regulatory or shareholder approvals or other conditions to closing are not received or satisfied on a timely basis or at all; reputational risk and potential adverse reactions of our customers, employees or other business partners; the diversion of our management's attention and time from ongoing business operations and opportunities due to the Transaction; a change in the relationship with any of our key suppliers, including access to premium products, volume discounts, cooperative advertising, markdown allowances, or the ability to cancel orders or return excess or unneeded merchandise; inventory management; our ability to fund our planned capital investments; execution of the Company's long-term strategic plan; a recession, volatility in the financial markets, and other global economic factors, including inflation; capital and resource allocation among our strategic opportunities; our ability to integrate the operations acquisitions; business opportunities and expansion; investments; expenses; dividends; share repurchases; cash management; liquidity; cash flow from operations; access to credit markets at competitive terms; instability in the financial markets; borrowing capacity under our credit facility; cash repatriation; supply chain issues; labor shortages and wage pressures; consumer spending levels and expectations; licensed store arrangements; the effect of certain governmental assistance programs; the success of our marketing and sponsorship arrangements; expectations regarding increasing global taxes and tariffs; the effect of increased government regulation, compliance, and changes in law; the effect of the adverse outcome of any material litigation or government investigation that affects us or our industry generally; the effects of weather; ESG risks; increased competition; geopolitical events; the financial effects of accounting regulations and critical accounting policies; counterparty credit risks; and any other factors set forth in the section entitled "Risk Factors" of our most recent Annual Report on Form 10-K.

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

Please refer to "Item 1A. Risk Factors" of our most recent Annual Report on Form 10-K, as well as the updates provided in Item 1A. Risk Factors of this Form 10-Q, for a discussion of certain risks relating to our business and any investment in our securities. Given these risks and uncertainties, you should not rely on forward-looking statements as predictions of actual results. Any or all of the forward-looking statements contained in this report, or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 3,	May 4,	February 1,
($ in millions, except share amounts)	2025	2024	2025*
ASSETS

Current assets:
Cash and cash equivalents	$343	$282	$401
Merchandise inventories	1,665	1,659	1,525
Assets held for sale	—	—	10
Other current assets	359	414	323
	2,367	2,355	2,259
Property and equipment, net	908	910	910
Operating lease right-of-use assets	2,099	2,175	2,061
Deferred taxes	41	114	143
Goodwill	661	760	759
Other intangible assets, net	230	392	365
Minority investments	115	150	115
Other assets	137	91	136
	$6,558	$6,947	$6,748

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$504	$515	$378
Accrued and other liabilities	433	389	434
Current portion of debt and obligations under finance leases	5	5	5
Current portion of lease obligations	499	496	507
Liabilities held for sale	—	—	6
	1,441	1,405	1,330
Long-term debt and obligations under finance leases	440	441	441
Long-term lease obligations	1,890	1,984	1,831
Other liabilities	179	231	237
Total liabilities	3,950	4,061	3,839
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 95,560,582; 94,939,866; and 95,094,263 shares issued, respectively	808	787	802
Retained earnings	2,131	2,490	2,494
Accumulated other comprehensive loss	(325)	(385)	(383)
Less: Treasury stock at cost: 312,977; 231,467; and 148,137 shares, respectively	(6)	(6)	(4)
Total shareholders' equity	2,608	2,886	2,909
	$6,558	$6,947	$6,748
*

The balance sheet at February 1, 2025 has been derived from the previously reported audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2025.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2025 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended
	May 3,	May 4,
($ in millions, except per share amounts)	2025	2024
Sales	$1,788	$1,874
Other revenue	6	5
Total revenue	1,794	1,879

Cost of sales	1,280	1,335
Selling, general and administrative expenses	458	461
Depreciation and amortization	51	51
Impairment and other	276	14
(Loss) income from operations	(271)	18

Interest expense, net	(2)	(1)
Other income (expense), net	3	(4)
(Loss) income before income taxes	(270)	13
Income tax expense	93	5
Net (loss) income	$(363)	$8

Basic (loss) earnings per share	$(3.81)	$0.09
Weighted-average shares outstanding	95.3	94.7

Diluted (loss) earnings per share	$(3.81)	$0.09
Weighted-average shares outstanding, assuming dilution	95.3	95.3

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2025 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Net (loss) income	$(363)	$8
Other comprehensive (loss) income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax benefit of $- and $-, respectively	61	(19)

Hedges contracts:
Change in fair value of derivatives, net of income tax benefit of $(1) and $(1), respectively	(3)	(1)

Pension and postretirement adjustments:
Amortization of net actuarial loss included in net periodic benefit costs, net of income tax expense of $1 and $1, respectively	—	1
Comprehensive (loss) income	$(305)	$(11)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2025 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at February 1, 2025	95,094	$802	(148)	$(4)	$2,494	$(383)	$2,909
Restricted stock issued	467	—					—
Share-based compensation expense		6					6
Shares of common stock used to satisfy tax withholding obligations			(165)	(2)			(2)
Net loss					(363)		(363)
Translation adjustment, net of tax						61	61
Change in hedges, net of tax						(3)	(3)
Balance at May 3, 2025	95,561	$808	(313)	$(6)	$2,131	$(325)	$2,608

Balance at February 3, 2024	94,284	$776	(60)	$(2)	$2,482	$(366)	$2,890
Restricted stock issued	417	—					—
Issued under director and stock plans	239	5					5
Share-based compensation expense		6					6
Shares of common stock used to satisfy tax withholding obligations			(171)	(4)			(4)
Net income					8		8
Translation adjustment, net of tax						(19)	(19)
Change in hedges, net of tax						(1)	(1)
Pension and postretirement adjustments, net of tax						1	1
Balance at May 4, 2024	94,940	$787	(231)	$(6)	$2,490	$(385)	$2,886

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2025 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
From operating activities:
Net (loss) income	$(363)	$8
Adjustments to reconcile net (loss) income to net cash from operating activities:
Tradename intangible asset impairment	140	—
Impairment of goodwill	110	—
Deferred income taxes	69	(5)
Depreciation and amortization	51	51
Impairment of long-lived assets and right-of-use assets	23	7
Share-based compensation expense	6	6
Gain on sales of businesses	(5)	—
Change in assets and liabilities:
Merchandise inventories	(110)	(158)
Accounts payable	118	151
Accrued and other liabilities	—	(3)
Pension contribution	(20)	—
Other, net	(22)	1
Net cash (used in) provided by operating activities	(3)	58
From investing activities:
Capital expenditures	(58)	(76)
Proceeds from sales of businesses	6	—
Net cash used in investing activities	(52)	(76)
From financing activities:
Shares of common stock repurchased to satisfy tax withholding obligations	(2)	(4)
Payment of obligations under finance leases	(2)	(2)
Proceeds from exercise of stock options	—	5
Net cash used in financing activities	(4)	(1)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	4	2
Net change in cash, cash equivalents, and restricted cash	(55)	(17)
Cash, cash equivalents, and restricted cash at beginning of year	430	334
Cash, cash equivalents, and restricted cash at end of period	$375	$317

Supplemental information:
Interest paid	$9	$8
Income taxes paid	10	11
Cash paid for amounts included in measurement of operating lease liabilities	177	172
Cash paid for amounts included in measurement of finance lease liabilities	2	2
Right-of-use assets obtained in exchange for operating lease obligations	130	142
Assets obtained in exchange for finance lease obligations	—	1

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2025 Form 10-Q Page 5

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2024 Annual Report on Form 10-K. There were no significant changes to the policies disclosed in Note 1, Summary of Significant Accounting Policies of our 2024 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements and these Notes and related disclosures. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. Significant estimates in the accompanying financial statements include valuation of goodwill and other intangible assets, estimates of loss contingencies, estimates of the valuation of lease liabilities and the related right of use assets, and the valuation allowance on deferred tax assets.

Recent Accounting Pronouncements

Other than the pronouncements disclosed in our 2024 Annual Report on Form 10-K, no other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

2. Revenue

The table below presents sales disaggregated by sales channel. Sales are attributable to the channel in which the sales transaction is initiated. Other revenue includes licensing revenue earned from our various licensed and other arrangements.

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Sales by Channel
Stores	$1,455	$1,554
Direct-to-customers	333	320
Total sales	1,788	1,874
Other revenue	6	5
Total revenue	$1,794	$1,879

First Quarter 2025 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue (continued)

Revenue is attributed to the country in which the transaction is fulfilled, and revenue by geographic area is presented in the following table.

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Revenue by Geography
United States	$1,250	$1,272
International	544	607
Total revenue	$1,794	$1,879

Sales by banner and operating segment are presented in the following table.

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Foot Locker	$735	$759
Champs Sports	261	267
Kids Foot Locker	183	183
WSS	160	160
North America	1,339	1,369
EMEA (1)	346	394
Foot Locker	66	72
atmos	37	39
Asia Pacific	103	111
Total sales	$1,788	$1,874

(1)	Includes sales from 7 and 10 Kids Foot Locker stores operating in Europe for May 3, 2025 and May 4, 2024, respectively.

Contract Liabilities

We sell gift cards which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance.

	May 3,	May 4,
($ in millions)	2025	2024
Gift card liability at beginning of year	$28	$29
Redemptions	(49)	(39)
Breakage recognized in sales	(2)	(2)
Activations	48	35
Foreign currency fluctuations	1	—
Gift card liability	$26	$23

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

First Quarter 2025 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information

Foot Locker, Inc. operates one reportable segment. Our chief operating decision maker, the CEO, evaluates performance and allocates resources based on the operating segments’ division profit, our key performance indicator. Division profit reflects (loss) income before income taxes, impairment and other, corporate expense, interest expense, net and other income (expense), net. The CEO is also provided with sales, cost of merchandise, division gross margin, and other division expenses. The significant expenses below may not align with similar GAAP measures as they may be calculated using internal presentation methods (such as expense classification). As such, these disclosures may not equal other references to the comparable figures within this filing and may not be comparable to how other retailers classify expenses.

The following table summarizes our results:

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Sales	$1,788	$1,874
Other revenue	6	5
Total revenue	1,794	1,879
Less:
Cost of merchandise (1)	1,037	1,086
Occupancy and buyers' compensation (2)	243	249
Store employee wages (3)	198	205
Marketing expenses (4)	41	47
Technology expenses (5)	67	70
Other division expenses, net (6)	181	179
Division profit	$27	$43
Less: Impairment and other (7)	276	14
Less: Corporate expense (8)	22	11
(Loss) income from operations	(271)	18
Interest expense, net	(2)	(1)
Other income (expense), net (9)	3	(4)
(Loss) income before income taxes	$(270)	$13

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

(3)	Store employee wages consist of employee salary, overtime, vacation, short-term disability, benefits, bonus/awards and employer payroll taxes.
(4)	Marketing expenses consist of certain advertising expenses, which includes digital and search engine marketing, related professional fees, and other costs to promote our brands, net of reimbursements for cooperative advertising.
(5)	Technology expenses primarily represent software as a service, engineering and operations, infrastructure, professional fees, and other costs to operate our store, e-commerce, supply chain, and corporate functions. Technology expenses exclude costs incurred by the WSS and atmos banners.
(6)	Other division expenses, net represents all other division expenses that are not significant expenses or regularly presented to our CEO. These expenses include depreciation and amortization and other selling, general and administrative expenses, which primarily consist of corporate personnel, certain advertising costs, sales transaction fees, and other store and e-commerce expenses.
(7)	See Note 4, Impairment and Other for additional information on these amounts.
(8)	Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study.
(9)	See Note 5, Other Income (Expense), net for further detail.

First Quarter 2025 Form 10-Q Page 8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information (continued)

	May 3,	May 4,
($ in millions)	2025	2024
Division	$6,110	$6,411
Corporate	448	536
Total assets	$6,558	$6,947

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Division	$42	$42
Corporate	9	9
Total depreciation and amortization	$51	$51

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Division	$37	$52
Corporate	21	24
Total capital expenditures (1)	$58	$76

(1)	Represents cash capital expenditures for all periods presented.

4. Impairment and Other

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Tradename intangible asset impairment	$140	$—
Goodwill impairment	110	—
Impairment of long-lived assets and right-of-use assets	23	7
Reorganization costs	3	—
Legal claims	—	7
Total impairment and other	$276	$14

For the thirteen weeks ended  May 3, 2025, we recorded impairment charges of $140 million to write down the WSS tradename and charges of $110 million related to goodwill. The review of goodwill was the result of a triggering event due to a reduction in the Company's stock price and resulting market capitalization, coupled with general macroeconomic factors. Additionally, we recorded $15 million in impairment charges of long-lived assets and right-of-use assets. In connection with the previously announced global headquarters relocation and the shutdown of our businesses in South Korea, Denmark, Norway, and Sweden, we recorded accelerated tenancy and lease termination charges of $8 million. We have closed all stores operating in those regions as we focus on improving the overall results of international operations. Finally, we incurred $3 million of reorganization costs primarily related to the announced closure and relocation of the Company's global headquarters and the shutdown costs.

First Quarter 2025 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Other Income (Expense), net

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Foot Locker Greece and Romania divestiture	$5	$—
Share of losses related to minority investments	(1)	(2)
Pension and postretirement net benefit expense, excluding service cost	(1)	(2)
Total other income (expense), net	$3	$(4)

During the third quarter of 2024, we entered into agreements to sell our Greece and Romania businesses and entered into license arrangements with the purchaser for the rights to operate Foot Locker stores in Greece and Romania and six other countries in South East Europe. The sale transactions closed in April 2025. We sold the businesses for $11 million (net of cash of $1 million), which included a $5 million receivable. The transactions resulted in a gain of $5 million, subject to the finalization of net working capital.

6. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows.

	May 3,	May 4,
($ in millions)	2025	2024
Cash and cash equivalents	$343	$282
Restricted cash included in other current assets	6	4
Restricted cash included in other non-current assets	26	31
Cash, cash equivalents, and restricted cash	$375	$317

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe.

7. Goodwill and Other Intangible Assets, net

Goodwill and intangible assets with indefinite lives are reviewed for impairment annually during the fourth quarter of each fiscal year, or more frequently if impairment indicators arise.

During the first quarter of 2025, a triggering event occurred as a result of a reduction in our market capitalization due to a decline in stock price and changes in the macroeconomic environment, which affected consumer discretionary spending. We used a discounted cash flow approach to determine the fair value of our reporting units. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units.

First Quarter 2025 Form 10-Q Page 10

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill and Other Intangible Assets, net (continued)

We have three reporting units, representing our operating segments of North America, EMEA, and Asia Pacific. Our first quarter 2025 quantitative analysis determined that the fair value of the North America reporting unit exceeded its carrying value of $521 million by 9%. However, the EMEA and Asia Pacific reporting units had fair values that were below their carrying values. We recorded a full impairment to the EMEA reporting unit of  $29 million and a partial impairment of $81 million on the Asia Pacific reporting unit. The goodwill amount, after the impairment charge, that is attributable to the Asia Pacific reporting unit was $140 million as of  May 3, 2025. Goodwill is net of accumulated impairment charges of $277 million as of  May 3, 2025 and $167 million for all prior periods.

Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. In conjunction with the goodwill impairment triggering event, we assessed our other intangible assets for impairment. We calculated the fair value using a discounted cash flow method, based on the relief from royalty method, and compared the fair value to the carrying value to determine if the asset is impaired. In the first quarter of 2025, in light of recent operating results and a decline in future cash flow projections for the WSS banner, we recorded a $140 million impairment on the WSS tradename. The charge was reflective of lower forecasted cash flows coupled with a reduction in the royalty rate. In addition, we performed a qualitative review of the atmos tradename and concluded that no impairment was necessary.

The following table details the changes in our goodwill:

May 3,
($ in millions)	2025
Goodwill at beginning of year	$759
Impairment	(110)
Foreign currency fluctuations	12
Goodwill balance	$661

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss ("AOCL"), net of tax, is comprised of the following:

	May 3,	May 4,	February 1,
($ in millions)	2025	2024	2025
Foreign currency translation adjustments	$(147)	$(192)	$(208)
Hedge contracts	(3)	(3)	—
Unrecognized pension cost and postretirement benefit	(175)	(190)	(175)
	$(325)	$(385)	$(383)

The changes in AOCL for the thirteen weeks ended May 3, 2025 were as follows:

($ in millions)	Foreign Currency Translation Adjustments	Hedge Contracts	Items Related to Pension and Postretirement Benefits	Total
Balance as of February 1, 2025	$(208)	$—	$(175)	$(383)

OCI before reclassification	61	(8)	(1)	52
Reclassification of hedges, net of tax	—	5	—	5
Amortization of pension actuarial loss, net of tax	—	—	1	1
Other comprehensive (loss) income	61	(3)	—	58
Balance as of May 3, 2025	$(147)	$(3)	$(175)	$(325)

First Quarter 2025 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Accumulated Other Comprehensive Loss (continued)

Reclassifications from AOCL for the thirteen weeks ended May 3, 2025 were as follows:

($ in millions)
Reclassification of hedge loss:
Cross-currency swap	$6
Income tax	(1)
Reclassification of hedges, net of tax	$5

Amortization of actuarial loss:
Pension benefits	$2
Income tax	(1)
Amortization of actuarial loss, net of tax	$1

9. Income Taxes

Our current year interim provision for income taxes was measured using an estimated annual effective tax rate, which represented a blend of federal, state, and foreign taxes and included the effect of certain nondeductible items as well as changes in our mix of domestic and foreign earnings or losses, adjusted for discrete items that occurred within the periods presented.

For the first quarter of 2025, the effective rate was negative  34.4% or $93 million as compared with 38.4% or $5 million in the corresponding prior-year period. Our effective tax rate for the first quarter of 2025 differed from the U.S. statutory rate primarily due to the recognition of a valuation allowance and other discrete items. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of May 3, 2025, we recorded a $117 million valuation allowance on all the deferred tax assets related to net operating loss carryforwards and other net deferred tax assets of certain of our European business. Additionally, in connection with this assessment, we wrote off certain deferred tax costs of $7 million. Also during the first quarter of 2025, we recognized an impairment charge of $110 million on non-deductible goodwill, accordingly no benefit was recognized in connection with this charge.

10. Fair Value Measurements

Our financial assets and liabilities are recorded at fair value, using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of May 3, 2025			As of May 4, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$—	$6	$—	$—	$6	$—
Foreign exchange forward contracts	—	1	—	—	2	—
Cross-currency swap contract	—	9	—	—	9	—
Total assets	$—	$16	$—	$—	$17	$—
Liabilities
Foreign exchange forward contracts	$—	$9	$—	$—	$—	$—
Total liabilities	$—	$9	$—	$—	$—	$—

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

First Quarter 2025 Form 10-Q Page 12

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

During the first quarter of 2025, we recorded $140 million of impairment on the WSS tradename. We calculated the fair value using a discounted cash flow method, based on the relief from royalty method, which uses estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates, and other variables, which represent Level 3 assumptions.

Additionally, during the first quarter of 2025, we recorded $110 million of impairment on goodwill following a qualitative and quantitative analysis of the EMEA and Asia Pacific reporting units. We calculated the fair value using estimates of the discount rate, terminal growth rates, earnings before depreciation and amortization, capital expenditures forecasts, and other variables, which represent Level 3 assumptions.

As of May 3, 2025, cumulative impairments on our portfolio of minority investments were $566 million.

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying value and estimated fair value of long-term debt were as follows:

	May 3,	May 4,
($ in millions)	2025	2024
Carrying value (1)	$396	$395
Fair value	$324	$321

(1)	The carrying value of debt as of May 3, 2025 and May 4, 2024, included $4 and $5 million, respectively, of issuer’s discount and costs.

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

First Quarter 2025 Form 10-Q Page 13

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Earnings Per Share (continued)

The computation of basic and diluted EPS is as follows:

	Thirteen weeks ended
	May 3,	May 4,
(in millions, except per share data)	2025	2024
Net (loss) income	$(363)	$8
Weighted-average common shares outstanding	95.3	94.7
Dilutive effect of potential common shares	—	0.6
Weighted-average common shares outstanding assuming dilution	95.3	95.3

(Loss) earnings per share - basic	$(3.81)	$0.09
(Loss) earnings per share - diluted	$(3.81)	$0.09

Anti-dilutive share-based awards excluded from diluted calculation	4.0	2.6

Performance stock units related to our long-term incentive programs of 2.6 million and 1.8 million have been excluded from diluted weighted-average shares for the periods ended May 3, 2025 and May 4, 2024, respectively. The issuance of these shares is contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

12. Share-Based Compensation

Share-Based Compensation Expense

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, was as follows:

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Restricted stock units and performance stock units	$6	$5
Options and employee stock purchase plan	—	1
Total share-based compensation expense	$6	$6

Tax benefit recognized	$1	$1

Restricted Stock Units and Performance Stock Units

As of May 3, 2025, there were 2,818,623 shares available for issuance under the 2007 Stock Incentive Plan. Restricted stock units ("RSU") are awarded to certain officers, key employees of the Company, and nonemployee directors. Additionally, performance stock units ("PSU") are awarded to certain officers and key employees in connection with our long-term incentive program. Each RSU and PSU represents the right to receive one share of our common stock, provided that the applicable performance and vesting conditions are satisfied. PSU awards also include a performance objective based on our relative total shareholder return over the performance period to a pre-determined peer group, assuming the reinvestment of dividends. The fair value of the market condition of our PSU awards is determined using a Monte Carlo simulation as of the date of the grant.

First Quarter 2025 Form 10-Q Page 14

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Share-Based Compensation (continued)

Generally, RSU awards fully vest after the passage of time, typically over three years for employees and one year for nonemployee directors, provided there is continued service with the Company until the vesting date, subject to the terms of the award. PSU awards are earned only after the attainment of performance goals in connection with the relevant performance period. PSUs granted in 2024 and 2025 vest after the attainment of the performance period, which is three years. Prior PSU grants vested after the attainment of the performance period of two years and an additional one-year period. No dividends are paid or accumulated on any RSU or PSU awards. Compensation expense is recognized over the vesting period on a straight-line basis.

RSU and PSU activity for the thirteen weeks ended May 3, 2025 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,603		$30.65
Granted	2,370		16.40
Vested	(466)		29.50
Forfeited	(28)		26.07
Nonvested at May 3, 2025	3,479	1.8	$21.13

Aggregate value ($ in millions)	$74

The total value of RSU and PSU awards that vested during the thirteen weeks ended May 3, 2025 and May 4, 2024 was $14 million and $22 million, respectively. As of May 3, 2025, there was $58 million of total unrecognized compensation cost related to nonvested awards.

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

14. Subsequent Event

As previously announced, on May 15, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, DICK'S Sporting Goods, Inc. ("DICK'S) and RJS Sub LLC, a New York limited liability company and a wholly owned subsidiary of DICK'S ("Merger Sub"), pursuant to which, among other things, at the effective time of the Merger (the "Effective Time"), Merger Sub would merge with and into the Company (the "Merger"), with the Company continuing as the surviving entity, upon the terms and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement.

First Quarter 2025 Form 10-Q Page 15

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Subsequent Event (continued)

Under the terms and subject to the conditions set forth in the Merger Agreement, each share of the Company's Common Stock issued and outstanding immediately prior to the Effective Time (other than any shares owned by DICK'S, the Company or any of their Subsidiaries), will be converted into the right to receive, at the election of each shareholder of Company Common Stock, (A) $24.00 in cash per share ("Cash Consideration") or (B) 0.1168 validly issued, fully paid and nonassessable shares of DICK'S common stock. Holders of Company Common Stock who do not make a cash or stock election will receive Cash Consideration.

The transaction is subject to Foot Locker shareholder approval and other customary closing conditions, including regulatory approvals, and is expected to close in the second half of 2025. If the Merger is consummated, the shares of Company Common Stock currently listed on the New York Stock Exchange (the "NYSE") will be delisted from the NYSE and will subsequently be deregistered under the Securities Exchange Act of 1934, as amended.

First Quarter 2025 Form 10-Q Page 16

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

As previously announced on May 15, 2025, we entered into an agreement and plan of merger with DICK'S Sporting Goods, Inc. The transaction is subject to Foot Locker shareholder approval and other customary closing conditions, including regulatory approvals, and is expected to close in the second half of 2025.

Store Count

At May 3, 2025, we operated 2,363 stores as compared with 2,410 and 2,490 stores at February 1, 2025 and May 4, 2024, respectively.

Licensed Operations

A total of 236 licensed stores were operating at May 3, 2025, as compared with 224 and 206 stores at February 1, 2025 and May 4, 2024, respectively, operating in the Middle East, Asia, and Europe. These stores are not included in the operating store count above. During the first quarter of 2025, we transitioned our operations in Greece and Romania to our licensing partner.

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest expense.

The table below summarizes our results for the period.

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Sales	$1,788	$1,874
Other revenue	6	5
Total revenue	$1,794	$1,879

Operating Results
Division profit	$27	$43
Less: Impairment and other (1)	276	14
Less: Corporate expense (2)	22	11
Income from operations	(271)	18
Interest expense, net	(2)	(1)
Other income (expense), net (3)	3	(4)
(Loss) income before income taxes	$(270)	$13

(1)	See the Impairment and Other section for further information.
(2)

Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(3)

Other income (expense), net includes non-operating items, gain from the sale of the Foot Locker Greece and Romania businesses, changes in fair value of minority interests measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component. See the Other Income (expense), net section for further information.

First Quarter 2025 Form 10-Q Page 17

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

	Thirteen weeks ended
	May 3,	May 4,
($ in millions, except per share amounts)	2025	2024
Pre-tax (loss) income:
(Loss) income before income taxes	$(270)	$13
Pre-tax amounts excluded from GAAP:
Impairment and other	276	14
Other expense / income, net	(4)	2
Adjusted income before income taxes (non-GAAP)	$2	$29

Presented below is a reconciliation of GAAP and non-GAAP after-tax (loss) income and GAAP and non-GAAP earnings per share.

	Thirteen weeks ended
	May 3,	May 4,
($ in millions, except per share amounts)	2025	2024
After-tax (loss) income:
Net (loss) income	$(363)	$8
After-tax adjustments excluded from GAAP:
Impairment and other, net of income tax benefit of $39 and $3 million, respectively	237	11
Other expense / income, net of income tax expense of $- and $- million, respectively	(4)	2
Tax valuation allowance and deferred tax cost write off	124	—
Adjusted net income (non-GAAP)	$(6)	$21

Earnings per share:
Diluted (loss) earnings per share	$(3.81)	$0.09
Diluted per share amounts excluded from GAAP:
Impairment and other	2.48	0.11
Other expense / income, net	(0.05)	0.02
Tax valuation allowance and deferred tax cost write off	1.31	—
Adjusted diluted earnings per share (non-GAAP)	$(0.07)	$0.22

During the thirteen weeks ended May 3, 2025, we recorded pre-tax charges of $276 million and $14 million, respectively, classified as impairment and other. See the Impairment and Other section for further information.

The adjustments made to other income / expense, net reflected fair value changes and losses associated with our minority investments. The current-year period also included gains on sale of businesses. See the Other Income (Expense), net section for further information.

First Quarter 2025 Form 10-Q Page 18

During the first quarter, we recorded a valuation allowance and a write off of deferred tax costs related to certain of our European businesses. See the Income Tax section for further information.

Segment Reporting and Results of Operations

We have determined that we have three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Champs Sports, Kids Foot Locker, and WSS, including each of their related e-commerce businesses. Our EMEA operating segment includes the results of Foot Locker and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of the Foot Locker banner and its related e-commerce business operating in Australia and New Zealand, as well as atmos, which operates in Japan. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

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

For the thirteen weeks ended May 3, 2025, total sales decreased by $86 million, or 4.6%, to $1,788 million, as compared with the corresponding prior year period. Excluding the effect of foreign currency fluctuations, total sales decreased by $84 million, or 4.5% for the thirteen weeks ended May 3, 2025. Currencies decreased sales primarily due to the U.S. dollar strengthening against the Canadian dollar and Australian dollar, partially offset by the U.S. dollar weakening relative to the euro. Comparable sales for the combined channels decreased by 2.6% for the thirteen weeks ended May 3, 2025.

The information shown below represents certain sales metrics by sales channel.

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Store sales	$1,455	$1,554
$ Change	(99)
% Change	(6.4)%
% of total sales	81.4	82.9
% Comparable sales decrease	(4.3)	(3.0)

Direct-to-customers sales	$333	$320
$ Change	13
% Change	4.1%
% of total sales	18.6	17.1
% Comparable sales increase	5.4	4.0

Total sales	$1,788	$1,874
$ Change	(86)
% Change	(4.6)%
% Comparable sales decrease	(2.6)	(1.8)

First Quarter 2025 Form 10-Q Page 19

The information shown below represents certain combined stores and direct-to-customers sales metrics for the thirteen weeks ended May 3, 2025 as compared with the corresponding prior-year period.

	Thirteen weeks ended
	Constant Currencies	Comparable Sales
Foot Locker	(2.6)%	(0.9)%
Champs Sports	(2.2)	0.5
Kids Foot Locker	—	3.4
WSS	—	(4.6)
North America	(1.9)	(0.5)
EMEA (1)	(13.2)	(10.2)
Foot Locker	(4.2)	(0.8)
atmos	(7.7)	(6.4)
Asia Pacific	(5.4)	(2.8)
Total sales	(4.5)%	(2.6)%

(1)	Includes sales from 7 and 10 Kids Foot Locker stores operating in Europe for May 3, 2025 and May 4, 2024, respectively.

Comparable sales decreased for the total company and within the stores channel due to ongoing macroeconomic headwinds and consumer discretionary spending, which affected customer traffic. These decreases were partially offset by increases in comparable sales within the direct-to-customer channel due to higher traffic and improved digital product launches. From a product perspective for the combined channels, comparable sales were negatively affected from lower sales within the apparel category, while footwear sales were essentially unchanged partially offset by modestly higher sales in accessories.

Constant currency sales in North America sales were negatively affected by our strategic decision to close underperforming stores in our Foot Locker, Kids Foot Locker, and Champs Sports banners, as 46, 21, and 17 fewer stores, respectively, were operating at period end as compared with the prior year period, coupled with the macroeconomic headwinds. However, comparable sales of our Kids Foot Locker and Champs Sports banners increased by 3.4% and 0.5%, respectively. The increase in comparable sales at Kids Foot Locker was driven by compelling product assortments. The increase in comparable sales at Champs Sports was driven by the successful repositioning of the brand under the platform "Sport For Life" and representing sustained momentum coming out of 2024. Constant currency sales in EMEA were negatively affected by lower customer traffic due to macroeconomic uncertainty. Also contributing to the sales decline was our strategic decision to close 34 underperforming stores in the region as compared with the prior year period. Sales decreased by $11 million related to our operations in Norway, Sweden, Denmark, Greece, and Romania. As we previously disclosed we closed our operations in the Nordics and sold our Greece and Romania businesses to a third party in the current quarter. Constant currency sales in Asia Pacific and atmos were also negatively affected by the macroeconomic headwinds and a highly competitive marketplace, partially offset by increases in e-commerce sales. Additionally, sales decreased by $2 million due to the previously disclosed closure of our business in South Korea.

Gross Margin

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
Cost of merchandise	1,037	1,086
$ Change	(49)
% of total sales	58.0%	57.9%
Effect on gross margin rate in basis points	(10)

Occupancy and buyers' compensation	243	249
$ Change	(6)
% of total sales	13.6%	13.3%
Effect on gross margin rate in basis points	(30)

Total cost of sales	1,280	1,335
$ Change	(55)
Gross margin rate	28.4%	28.8%
Basis point change	(40)

First Quarter 2025 Form 10-Q Page 20

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

The gross margin rate decreased to 28.4% for the thirteen weeks ended May 3, 2025, as compared with the corresponding prior-year period, reflecting a 10 basis point decrease in the merchandise margin rate and a 30 basis point deleverage in the occupancy and buyers' compensation rate. The merchandise margin rate decreased as we were more promotional to clear inventory in the countries we exited in the first quarter of 2025, partially offset by better merchandise margins in our other banners and higher vendor allowances in the period. The occupancy and buyers' salary rate deleverage reflected the fixed nature of these costs in relation to the decline in sales.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
SG&A	$458	$461
$ Change	$(3)
% Change	(0.7)%
SG&A as a percentage of sales	25.6%	24.6%

Excluding the effect of foreign currency fluctuations, SG&A decreased by $3 million for the thirteen weeks ended May 3, 2025, as compared with the corresponding prior-year period, with savings from the cost optimization program and ongoing expense discipline partially offset by investments in technology. As a percentage of sales, SG&A increased by 100 basis points for the thirteen weeks ended May 3, 2025, due to underlying deleverage on the sales decline.

Depreciation and Amortization

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Depreciation and amortization	$51	$51
$ Change	$—
% Change	—%

Depreciation and amortization expense was flat for the thirteen weeks ended May 3, 2025, as compared with the corresponding prior-year period. The increase in depreciation and amortization from our capital expenditures was offset by operating fewer stores and lower depreciation and amortization associated with prior impairment charges. In addition, the WSS and atmos customer list intangible assets were fully amortized by the third quarter of 2024, which reduced amortization expense by $2 million.

Impairment and Other

For the thirteen weeks ended May 3, 2025, we recorded non-cash impairment charges of $140 million to write down the WSS tradename and a non-cash charge of $110 million related to goodwill. The review of goodwill was the result of a triggering event due to a reduction in the Company's stock price and resulting market capitalization, coupled with general macroeconomic factors. Additionally, we recorded $15 million in non-cash impairment charges of long-lived assets and right-of-use assets. In connection with the previously announced global headquarters relocation and the shutdown of our businesses in South Korea, Denmark, Norway, and Sweden, we recorded accelerated tenancy and lease termination charges of $8 million. We have closed all stores operating in those regions as we focus on improving the overall results of international operations. Finally, we incurred $3 million of reorganization costs primarily related to the announced closure and relocation of the Company's global headquarters and the shutdown costs.

For the thirteen weeks ended May 4, 2024, we recorded a $7 million loss accrual for legal claims and a $7 million impairment of long-lived assets and right-of-use assets related to our decision to no longer operate, and to sublease, one of our larger unprofitable stores in Europe.

First Quarter 2025 Form 10-Q Page 21

Corporate Expense

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Corporate expense	$22	$11
$ Change	$11

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense increased by $11 million for the thirteen weeks ended May 3, 2025, as compared with the corresponding prior-year period. Depreciation and amortization included in corporate expense was $9 million for both the thirteen weeks ended May 3, 2025 and May 4, 2024. Corporate expense increased primarily due to our ongoing investments in information technology to modernize our customer-facing and support capabilities.

Operating Results

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Division profit	$27	$43
Division profit margin	1.5%	2.3%

Division profit, as a percentage of sales, decreased to 1.5% for the thirteen weeks ended May 3, 2025, as compared with the corresponding prior-year period, due to a lower gross margin rate and the deleverage in SG&A expenses.

Interest Expense, Net

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Interest expense	$(6)	$(6)
Interest income	4	5
Interest (expense) income, net	$(2)	$(1)

Interest expense, net increased by $1 million for the thirteen weeks ended May 3, 2025, as compared with the corresponding prior-year period due to lower interest income on cash and cash equivalents.

Other Income (Expense), Net

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Other income (expense), net	$3	$(4)

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

In 2024, we entered into agreements to sell our Greece and Romania businesses and entered into license arrangements with the purchaser for the rights to operate Foot Locker stores in Greece and Romania and six other countries in South East Europe. The sale transactions, which closed in April 2025, reflected total consideration of $11 million (net of cash of $1 million) of which $6 million was paid at closing. The transactions resulted in a gain of $5 million, subject to the finalization of net working capital. Additionally, the thirteen weeks ended May 3, 2025 other income (expense), net reflected expense of $1 million related to our pension and postretirement programs and $1 million loss on our equity method investments.

For the thirteen weeks ended May 4, 2024, other income (expense), net reflected expense of $2 million related to our pension and postretirement programs and a $2 million loss on our equity method investments.

First Quarter 2025 Form 10-Q Page 22

Income Taxes

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Provision for income taxes	$93	$5
Effective tax rate	(34.4)%	38.4%

Our current year interim provision for income taxes was measured using an estimated annual effective tax rate, which represented a blend of federal, state, and foreign taxes and included the effect of certain nondeductible items as well as changes in our mix of domestic and foreign earnings or losses, adjusted for discrete items that occurred within the periods presented.

In the first quarter of 2025, it was determined that due to recent weakness in market conditions, the ability to utilize the entirety of our European deferred tax asset was less likely than prior periods or "not more likely than not" as defined under the accounting standards. As of May 3, 2025, we recorded a $117 million valuation allowance on all the deferred tax assets related to net operating loss carryforwards and other net deferred tax assets of certain European businesses. We will continue to monitor the recoverability of deferred tax assets on a quarterly basis. We will recognize the benefit of the deferred tax assets in the future if sufficient positive evidence emerges to support their realization. Additionally, in connection with this assessment, we wrote off certain deferred tax costs of $7 million.

Also during the first quarter of 2025, we recognized a non-cash impairment charge of $110 million on non-deductible goodwill, accordingly no benefit was recognized in connection with this charge.

We regularly assess the adequacy of our provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The change in tax reserves during the thirteen weeks ended May 3, 2025 was not significant. During the thirteen weeks ended May 4, 2024, we recognized $2 million in reserve releases from various statute of limitations expirations on our foreign income taxes.

Excluding these items, the effective tax rate for the current year period increased, as compared with the corresponding prior-year period, primarily due to the lower-level income before tax with non-deductible expenses remaining relatively unchanged, coupled with a change in geographic mix of earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile sites, information systems, including the implementation of a new enterprise resource planning system, and other support facilities; make retirement plan contributions, and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies. We generally finance real estate with operating leases. We believe our cash, cash equivalents, future cash flow from operations, and amounts available under our credit agreement will be adequate to fund these requirements.

Our expected full-year capital spending is $270 million and an additional $30 million is expected related to software-as-a-service implementation costs, totaling spend of $300 million. The forecast includes $185 million related to the updating ("refresh"), remodeling or relocation of stores, as well as new stores. This includes the planned opening of 80 "Reimagined" Foot Locker and Kids Foot Locker stores, primarily through conversions or relocations of existing stores. Spending for 2025 also includes refreshing approximately 300 existing stores to our current brand design standards and will incorporate key elements of our "Reimagined" design specifications. Updating our stores or "refreshes" represent spending directed towards elevating our brand experience, with modest capital expenditures per store. Additionally, we expect to spend $85 million primarily for our technology and supply chain initiatives, including capital expenditures related to a new distribution center and our new global headquarters. We also expect to spend an additional $30 million in software-as-a-service implementation costs, related to our technology initiatives as we modernize our customer facing and support capabilities as part of a multi-year project.

First Quarter 2025 Form 10-Q Page 23

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

Operating Activities

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Net cash (used in) provided by operating activities	$(3)	$58
$ Change	$(61)

Operating activities reflects net (loss) income adjusted for non-cash items and working capital changes. Adjustments to net (loss) income for non-cash items include impairment charges, other charges, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The decrease in cash from operating activities primarily reflected lower net (loss) income adjusted for non-cash items, a $38 million increase in rent payments due the timing of our fiscal year, a $24 million increase in incentive bonus payments made in the current year, and a $20 million contribution to fund our qualified pension plan, partially offset by a reduction in merchandise purchases.

Investing Activities

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Net cash used in investing activities	$(52)	$(76)
$ Change	$24

The decrease in cash used in investing activities primarily reflected an $18 million reduction in capital expenditures and $6 million in proceeds received from the sale of our Greece and Romania businesses.

Financing Activities

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Net cash used in financing activities	$(4)	$(1)
$ Change	$(3)

The increase in cash used in financing activities reflected a $5 million reduction proceeds from the exercise of stock options, partially offset by a $2 million reduction in repurchases of common stock related to share-based tax withholdings.

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

First Quarter 2025 Form 10-Q Page 24

The following table presents a reconciliation of net cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

	Thirteen weeks ended
	May 3,	May 4,
($ in millions)	2025	2024
Net cash (used in) provided by operating activities	$(3)	$58
Capital expenditures	(58)	(76)
Free cash flow	$(61)	$(18)

Critical Accounting Policies and Estimates

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

During the first quarter of 2025, a triggering event occurred as a result of a reduction in our market capitalization due to a decline in stock price and changes in the macroeconomic environment, which affected consumer discretionary spending. We used a discounted cash flow approach to determine the fair value of our reporting units. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions are consistent with our internal forecasts and operating plans and primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Additionally, we compare the indicated equity value to our market capitalization and evaluate the resulting implied control premium to determine if the estimated enterprise value is reasonable compared to external market indicators. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units.

We have three reporting units, representing our operating segments of North America, EMEA, and Asia Pacific. Our first quarter 2025 quantitative analysis determined that the fair value of the North America reporting unit exceeded its carrying value of $521 million by 9%. However, the EMEA and Asia Pacific reporting units had fair values that were below their carrying values. We recorded a full impairment to EMEA goodwill of $29 million and a partial impairment of $81 million on the Asia Pacific reporting unit. The goodwill amount, after the impairment charge, that is attributable to the Asia Pacific reporting unit was $140 million as of May 3, 2025. Goodwill is net of accumulated impairment charges of $277 million as of May 3, 2025.

It is possible, depending upon a number of factors that are not determinable at this time or within our control, that the fair value of our reporting units could decrease in the future and result in additional impairments to goodwill. Specifically, actual results may vary from our forecasts and such variations may be material and unfavorable. Additionally, further deterioration or sustained declines in our market capitalization may trigger the need for future impairment tests where the conclusions may differ and could result in the recognition of an impairment charge.

Owned trademarks and trade names that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. Our impairment evaluation for indefinite-lived intangible assets consists of either a qualitative or quantitative assessment, similar to the process for goodwill.

First Quarter 2025 Form 10-Q Page 25

If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the indefinite lived intangible is less than its carrying amount, or if we elect to proceed directly to a quantitative assessment, we calculate the fair value using a discounted cash flow method, based on the relief-from-royalty concept, and compare the fair value to the carrying value to determine if the asset is impaired. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates, and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In the first quarter of 2025, in light of recent operating results and a decline in future cash flow projections for the WSS banner, we recorded a $140 million impairment on the WSS tradename. We performed a qualitative review of the atmos tradename and concluded that an impairment was not necessary. If future results for WSS or atmos deteriorate at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to these intangible assets.

Valuation Allowances for Deferred Tax Assets

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

To the extent valuation allowances are established or increased in a period, we include an expense within the tax provision in our Condensed Consolidated Statements of Operations. During the first quarter of 2025, we recognized a full valuation allowance of $117 million related our European businesses' net operating loss carryforward and other net deferred tax assets. These valuation allowances may be released in future years when it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we will need to periodically evaluate whether or not all available evidence, such as future income and reversal of temporary differences, tax planning actions, and recent results of operations, provides sufficient positive evidence to offset any other negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for a portion or all of the deferred tax valuation allowance released.

There have been no other significant changes to our critical accounting policies and estimates from the information provided in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," within the 2024 Annual Report on Form 10‑K.

Recent Accounting Pronouncements

Descriptions of the recently issued and adopted accounting principles are included in Item 1. "Financial Statements" in Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary risk exposures or management of market risks from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk within the 2024 Annual Report on Form 10-K.

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

First Quarter 2025 Form 10-Q Page 26

During the quarter ended May 3, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  - OTHER INFORMATION

Item  1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. "Financial Statements" in Part I.

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. "Risk Factors" in our 2024 Annual Report on Form 10-K filed with the SEC on March 27, 2025 should be considered as they could materially affect our business, financial condition, or future results.

There have not been any significant changes with respect to the risks described in our 2024 Annual Report on Form 10-K, other than the items noted below.

Risks Related to the Pending Acquisition by DICK'S

The announcement and pendency of our agreement to be acquired by DICK'S may have an adverse effect on our business results.

On May 15, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with DICK'S Sporting Goods, Inc. ("DICK'S"), pursuant to which DICK'S agreed to acquire us subject to the terms and conditions set forth therein. We are subject to risks in connection with the announcement and pendency of the proposed transaction which may have an adverse effect on our business, financial condition and operating results in the near term, including:

•	Customers, vendors, suppliers, landlords, and other business partners may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us;
•	The restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement may prevent us from pursuing certain opportunities, entering into certain contracts with vendors, suppliers and landlords, or taking certain other actions without approval of DICK'S;
•	We may be unable to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed transaction, and our employees could lose productivity as a result of uncertainty regarding their employment following the proposed transaction;
•	The pursuit of the transaction and planning for the integration may place a significant burden on management and other internal resources, and the diversion of management’s attention away from day-to-day business concerns and other opportunities that may have been beneficial to us could adversely affect our business, financial condition and operating results; and
•	The Merger Agreement may discourage other companies from trying to acquire us for greater consideration than what DICK'S has agreed to pay pursuant to the Merger Agreement.

First Quarter 2025 Form 10-Q Page 27

The failure to complete the transaction could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.

The transaction, which is expected to close in the second half of 2025, is subject to the satisfaction or waiver of customary closing conditions, including, among others, adoption of the Merger Agreement by our shareholders, the expiration or termination of the waiting period under the HSR Act, and clearance under the antitrust laws of certain other jurisdictions. There is no assurance that all of the various conditions will be satisfied, or that the transaction will be completed on the proposed terms, within the expected timeframe or at all. The closing of the transaction may be delayed, and the transaction may ultimately not be completed, due to a number of factors, including:

•	The failure to satisfy the closing conditions set forth above;
•	Potential future shareholder litigation and other legal and regulatory proceedings, which could delay or prevent the transaction; and
•	The failure to satisfy the other conditions to the completion of the transaction.

If the transaction does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, cash flows and stock price, and our shareholders would be exposed to additional risks, including:

•	To the extent that the current market price of our stock reflects an assumption that the transaction will be completed, the price of our common stock could decrease if the transaction is not completed;
•	Investor confidence in us could decline, shareholder litigation could be brought against us, relationships with existing and prospective vendors, suppliers, landlords, and other business partners may be adversely impacted, we may be unable to hire or retain key personnel, and our operating results and cash flows may be adversely impacted due to costs incurred in connection with the transaction;
•	Failure to complete the proposed transaction may result in negative publicity and a negative impression of us in the investment community;
•	Any disruptions to our business resulting from the announcement and pendency of the transaction, including adverse changes in our relationships with employees, and business partners, may continue or intensify in the event the transaction is not consummated or is significantly delayed; and
•	We would have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed transaction that we would be unable to recover.

There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the transaction, if the transaction is not consummated.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met. Regulatory and governmental entities may impose conditions on the granting of such approvals, and if such regulatory and governmental entities seek to impose such conditions, lengthy negotiations may ensue among such regulatory or governmental entities, DICK'S and us. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the transaction and such conditions may not be satisfied for an extended period of time.

We cannot assure you that these regulatory clearances and approvals will be obtained in a timely manner or obtained at all, or that the granting of these regulatory clearances and approvals will not involve the imposition of regulatory remedies on the completion of the transaction, including requiring changes to the terms of the Merger Agreement. These conditions or changes could result in the conditions to the closing of the transaction not being satisfied. The special meeting of our shareholders at which the adoption of the Merger Agreement will be considered may take place before all of the required regulatory approvals have been obtained and before regulatory remedies, if any, are known. In this event, if the shareholder approval is obtained, we and DICK'S may subsequently agree to regulatory remedies without further seeking shareholder approval, except as required by applicable law, even if such regulatory remedies could have an adverse effect on us, DICK'S or the combined company.

First Quarter 2025 Form 10-Q Page 28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended May 3, 2025.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that may yet be Purchased Under the Program (2)
February 2 to March 1, 2025	1,525	$17.96	—	$1,103,814,042
March 2 to April 5, 2025	163,315	15.63	—	1,103,814,042
April 6 to May 3, 2025	—	—	—	1,103,814,042
	164,840	$15.65	—

(1)	These columns include shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock units, which vested during the quarter.
(2)	On February 24, 2022, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.2 billion of its common stock, and this program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended May 3, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

First Quarter 2025 Form 10-Q Page 29

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 15, 2025, by and among Foot Locker, Inc., DICK’S Sporting Goods, Inc. and RJS Sub LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed May 15, 2025).
10.1†*	Form of Amendment to Offer Letter.
10.2†*	Restricted Stock Unit Award Agreement (Executive) Under The Foot Locker 2007 Stock Incentive Plan.
10.3†*	Restricted Stock Unit Award Agreement (Non-Employee Director) Under The Foot Locker 2007 Stock Incentive Plan.
10.4†*	Performance Stock Unit Award Agreement (Financial Metrics) Under The Foot Locker 2007 Stock Incentive Plan.
10.5†*	Performance Stock Unit Award Agreement (TSR) Under The Foot Locker 2007 Stock Incentive Plan.
10.6†	Foot Locker, Inc. 2007 Stock Incentive Plan (Amended and Restated as of March 22, 2023, and as further amended effective as of May 21, 2025) (incorporated herein by reference to Exhibit 10.1 to the form S-8 filed May 17, 2025).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL datafile and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

First Quarter 2025 Form 10-Q Page 30

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 11, 2025	FOOT LOCKER, INC.

/s/ Michael Baughn
MICHAEL BAUGHN
Executive Vice President and Chief Financial Officer

First Quarter 2025 Form 10-Q Page 31