Form 10-Q
period 2025-08-02
FOOT LOCKER, INC.
filed 2025-09-02
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 2, 2025

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

Number of shares of Common Stock outstanding as of August 30, 2025: 95,576,110

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

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions you that the forward-looking statements contained herein are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to, the occurrence of any event, change or other circumstance that could give rise to the right of us or DICK'S to terminate the Agreement and Plan of Merger by and among us, DICK'S and a wholly owned subsidiary of DICK'S ("Merger Sub") pursuant to which, among other things, Merger Sub would be merged with and into us (the "Transaction"); the outcome of any legal proceedings that may be instituted against us, including with respect to the Transaction; the possibility that the Transaction does not close when expected or at all because conditions to closing are not satisfied on a timely basis or at all; reputational risk and potential adverse reactions of our customers, employees or other business partners; the diversion of our management's attention and time from ongoing business operations and opportunities due to the Transaction; a change in the relationship with any of our key suppliers, including access to premium products, volume discounts, cooperative advertising, markdown allowances, or the ability to cancel orders or return excess or unneeded merchandise; inventory management; our ability to fund our planned capital investments; execution of the Company's long-term strategic plan; a recession, volatility in the financial markets, and other global economic factors, including inflation; capital and resource allocation among our strategic opportunities; our ability to integrate the operations acquisitions; business opportunities and expansion; investments; expenses; dividends; share repurchases; cash management; liquidity; cash flow from operations; access to credit markets at competitive terms; instability in the financial markets; borrowing capacity under our credit facility; cash repatriation; supply chain issues; labor shortages and wage pressures; consumer spending levels and expectations; licensed store arrangements; the effect of certain governmental assistance programs; the success of our marketing and sponsorship arrangements; expectations regarding increasing global taxes and tariffs; the effect of increased government regulation, compliance, and changes in law; the effect of the adverse outcome of any material litigation or government investigation that affects us or our industry generally; the effects of weather; ESG risks; increased competition; geopolitical events; the financial effects of accounting regulations and critical accounting policies; counterparty credit risks; and any other factors set forth in the section entitled "Risk Factors" of our most recent Annual Report on Form 10-K.

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

Please refer to "Item 1A. Risk Factors" of our most recent Annual Report on Form 10-K, as well as the updates provided in "Item 1A. Risk Factors" of this Form 10-Q, for a discussion of certain risks relating to our business and any investment in our securities. Given these risks and uncertainties, you should not rely on forward-looking statements as predictions of actual results. Any or all of the forward-looking statements contained in this report, or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 2,	August 3,	February 1,
($ in millions, except share amounts)	2025	2024	2025*
ASSETS

Current assets:
Cash and cash equivalents	$299	$291	$401
Merchandise inventories	1,709	1,648	1,525
Assets held for sale	—	—	10
Other current assets	364	404	323
	2,372	2,343	2,259
Property and equipment, net	899	905	910
Operating lease right-of-use assets	2,052	2,173	2,061
Deferred taxes	41	130	143
Goodwill	655	764	759
Other intangible assets, net	227	393	365
Minority investments	115	150	115
Other assets	146	95	136
	$6,507	$6,953	$6,748

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$542	$487	$378
Accrued and other liabilities	461	424	434
Current portion of debt and obligations under finance leases	4	5	5
Current portion of lease obligations	482	496	507
Liabilities held for sale	—	—	6
	1,489	1,412	1,330
Long-term debt and obligations under finance leases	440	440	441
Long-term lease obligations	1,843	1,978	1,831
Other liabilities	157	226	237
Total liabilities	3,929	4,056	3,839
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 95,695,518; 95,023,049; and 95,094,263 shares issued, respectively	817	794	802
Retained earnings	2,093	2,478	2,494
Accumulated other comprehensive loss	(327)	(370)	(383)
Less: Treasury stock at cost: 247,213; 182,825; and 148,137 shares, respectively	(5)	(5)	(4)
Total shareholders' equity	2,578	2,897	2,909
	$6,507	$6,953	$6,748
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

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2025 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions, except per share amounts)	2025	2024	2025	2024
Sales	$1,851	$1,896	$3,639	$3,770
Other revenue	6	4	12	9
Total revenue	1,857	1,900	3,651	3,779

Cost of sales	1,349	1,373	2,629	2,708
Selling, general and administrative expenses	468	476	926	937
Depreciation and amortization	51	51	102	102
Impairment and other	15	9	291	23
(Loss) income from operations	(26)	(9)	(297)	9

Interest expense, net	(3)	(3)	(5)	(4)
Other (expense) income, net	(1)	(2)	2	(6)
Loss before income taxes	(30)	(14)	(300)	(1)
Income tax expense (benefit)	8	(2)	101	3
Net loss	$(38)	$(12)	$(401)	$(4)

Basic loss per share	$(0.39)	$(0.13)	$(4.20)	$(0.04)
Weighted-average shares outstanding	95.6	95.0	95.4	94.8

Diluted loss per share	$(0.39)	$(0.13)	$(4.20)	$(0.04)
Weighted-average shares outstanding, assuming dilution	95.6	95.0	95.4	94.8

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2025 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Net loss	$(38)	$(12)	$(401)	$(4)
Other comprehensive (loss) income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax expense of $4, $-, $4 and $-, respectively	(7)	9	54	(10)

Hedges contracts:
Change in fair value of derivatives, net of income tax expense of $1, $1, $- and $-, respectively	4	4	1	3

Pension and postretirement adjustments:
Amortization of net actuarial loss included in net periodic benefit costs, net of income tax expense of $-, $-, $1 and $1, respectively	1	2	1	3
Comprehensive (loss) income	$(40)	$3	$(345)	$(8)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2025 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at May 3, 2025	95,561	$808	(313)	$(6)	$2,131	$(325)	$2,608
Restricted stock issued	24	—					—
Issued under director and stock plans	111	2					2
Share-based compensation expense		7					7
Shares of common stock used to satisfy tax withholding obligations			(9)	(1)			(1)
Reissued for Employee Stock Purchase Plan			75	2			2
Net loss					(38)		(38)
Translation adjustment, net of tax						(7)	(7)
Change in hedges, net of tax						4	4
Pension and postretirement adjustments, net of tax						1	1
Balance at August 2, 2025	95,696	$817	(247)	$(5)	$2,093	$(327)	$2,578

Balance at May 4, 2024	94,940	$787	(231)	$(6)	$2,490	$(385)	$2,886
Restricted stock issued	52	—					—
Issued under director and stock plans	31	1					1
Share-based compensation expense		7					7
Shares of common stock used to satisfy tax withholding obligations			(14)	(1)			(1)
Reissued for Employee Stock Purchase Plan		(1)	62	2			1
Net loss					(12)		(12)
Translation adjustment, net of tax						9	9
Change in hedges, net of tax						4	4
Pension and postretirement adjustments, net of tax						2	2
Balance at August 3, 2024	95,023	$794	(183)	$(5)	$2,478	$(370)	$2,897

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Twenty-six weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at February 1, 2025	95,094	$802	(148)	$(4)	$2,494	$(383)	$2,909
Restricted stock issued	491	—					—
Issued under director and stock plans	111	2					2
Share-based compensation expense		13					13
Shares of common stock used to satisfy tax withholding obligations			(174)	(3)			(3)
Reissued for Employee Stock Purchase Plan			75	2			2
Net loss					(401)		(401)
Translation adjustment, net of tax						54	54
Change in hedges, net of tax						1	1
Pension and postretirement adjustments, net of tax						1	1
Balance at August 2, 2025	95,696	$817	(247)	$(5)	$2,093	$(327)	$2,578

Balance at February 3, 2024	94,284	$776	(60)	$(2)	$2,482	$(366)	$2,890
Restricted stock issued	469	—					—
Issued under director and stock plans	270	6					6
Share-based compensation expense		13					13
Shares of common stock used to satisfy tax withholding obligations			(185)	(5)			(5)
Reissued for Employee Stock Purchase Plan		(1)	62	2			1
Net loss					(4)		(4)
Translation adjustment, net of tax						(10)	(10)
Change in hedges, net of tax						3	3
Pension and postretirement adjustments, net of tax						3	3
Balance at August 3, 2024	95,023	$794	(183)	$(5)	$2,478	$(370)	$2,897

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2025 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six weeks ended
	August 2,	August 3,
($ in millions)	2025	2024
From operating activities:
Net loss	$(401)	$(4)
Adjustments to reconcile net loss to net cash from operating activities:
Tradename intangible asset impairment	140	—
Impairment of goodwill	110	—
Depreciation and amortization	102	102
Deferred income taxes	49	(29)
Impairment of long-lived assets and right-of-use assets	21	16
Share-based compensation expense	13	13
Gain on sales of businesses	(6)	—
Change in assets and liabilities:
Merchandise inventories	(153)	(143)
Accounts payable	156	123
Accrued and other liabilities	21	31
Pension contribution	(20)	—
Other, net	(30)	17
Net cash provided by operating activities	2	126
From investing activities:
Capital expenditures	(107)	(132)
Minority investments	(1)	(1)
Proceeds from sales of businesses	6	—
Net cash used in investing activities	(102)	(133)
From financing activities:
Shares of common stock repurchased to satisfy tax withholding obligations	(3)	(5)
Payment of obligations under finance leases	(3)	(3)
Treasury stock reissued under employee stock plan	2	2
Proceeds from exercise of stock options	1	5
Payment of debt issuance costs	—	(4)
Net cash used in financing activities	(3)	(5)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	1	—
Net change in cash, cash equivalents, and restricted cash	(102)	(12)
Cash, cash equivalents, and restricted cash at beginning of year	430	334
Cash, cash equivalents, and restricted cash at end of period	$328	$322

Supplemental information:
Interest paid	$9	$12
Income taxes paid	41	35
Cash paid for amounts included in measurement of operating lease liabilities	341	339
Cash paid for amounts included in measurement of finance lease liabilities	4	4
Right-of-use assets obtained in exchange for operating lease obligations	200	263
Assets obtained in exchange for finance lease obligations	1	1

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2025 Form 10-Q Page 5

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

2. Revenue

The table below presents sales disaggregated by sales channel. Sales are attributable to the channel in which the sales transaction is initiated. Other revenue includes licensing revenue earned from our various licensees and other arrangements.

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Sales by Channel
Stores	$1,517	$1,594	$2,972	$3,148
Direct-to-customers	334	302	667	622
Total sales	1,851	1,896	3,639	3,770
Other revenue	6	4	12	9
Total revenue	$1,857	$1,900	$3,651	$3,779

Second Quarter 2025 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue (continued)

Revenue is attributed to the country in which the transaction is fulfilled, and revenue by geographic area is presented in the following table.

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Revenue by Geography
United States	$1,247	$1,225	$2,497	$2,497
International	610	675	1,154	1,282
Total revenue	$1,857	$1,900	$3,651	$3,779

Sales by banner and operating segment are presented in the following table.

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Foot Locker	$764	$754	$1,499	$1,513
Champs Sports	269	268	530	535
Kids Foot Locker	165	154	348	337
WSS	147	155	307	315
Other	1	1	1	1
North America	1,346	1,332	2,685	2,701
EMEA (1)	401	445	747	839
Foot Locker	67	87	133	159
atmos	37	32	74	71
Asia Pacific	104	119	207	230
Total sales	$1,851	$1,896	$3,639	$3,770

(1)	Includes sales from 6 and 8 Kids Foot Locker stores operating in Europe for August 2, 2025 and August 3, 2024, respectively.

Contract Liabilities

We sell gift cards which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance.

	August 2,	August 3,
($ in millions)	2025	2024
Gift card liability at beginning of year	$28	$29
Redemptions	(98)	(80)
Breakage recognized in sales	(5)	(2)
Activations	99	76
Foreign currency fluctuations	1	—
Gift card liability	$25	$23

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

Second Quarter 2025 Form 10-Q Page 7

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

The following table summarizes our results:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Sales	$1,851	$1,896	$3,639	$3,770
Other revenue	6	4	12	9
Total revenue	1,857	1,900	3,651	3,779
Less:
Cost of merchandise (1)	1,105	1,123	2,142	2,209
Occupancy and buyers' compensation (2)	244	250	487	499
Store employee wages (3)	206	211	404	416
Marketing expenses (4)	47	47	88	94
Technology expenses (5)	67	71	134	141
Other division expenses, net (6)	186	181	367	360
Division profit	2	17	29	60
Less: Impairment and other (7)	15	9	291	23
Less: Corporate expense (8)	13	17	35	28
(Loss) income from operations	(26)	(9)	(297)	9
Interest expense, net	(3)	(3)	(5)	(4)
Other (expense) income, net (9)	(1)	(2)	2	(6)
Loss before income taxes	$(30)	$(14)	$(300)	$(1)

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

(3)	Store employee wages consist of employee salary, overtime, vacation, short-term disability, benefits, bonus/awards and employer payroll taxes.
(4)	Marketing expenses consist of certain advertising expenses, which includes digital and search engine marketing, related professional fees, and other costs to promote our brands, net of reimbursements for cooperative advertising.
(5)	Technology expenses primarily represent software as a service, engineering and operations, infrastructure, professional fees, and other costs to operate our store, e-commerce, supply chain, and corporate functions. Technology expenses exclude costs incurred by the WSS and atmos banners.
(6)	Other division expenses, net represents all other division expenses that are not significant expenses or regularly presented to our CEO. These expenses include depreciation and amortization and other selling, general and administrative expenses, which primarily consist of corporate personnel, certain advertising costs, sales transaction fees, and other store and e-commerce expenses.
(7)	See Note 4, Impairment and Other for additional information on these amounts.
(8)	Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study.
(9)	See Note 5, Other (Expense) Income, net for further detail.

Second Quarter 2025 Form 10-Q Page 8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information (continued)

	August 2,	August 3,
($ in millions)	2025	2024
Division	$6,015	$6,422
Corporate	492	531
Total assets	$6,507	$6,953

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Division	$43	$42	$85	$84
Corporate	8	9	17	18
Total depreciation and amortization	$51	$51	$102	$102

	Twenty-six weeks ended
	August 2,	August 3,
($ in millions)	2025	2024
Division	$63	$93
Corporate	44	39
Total capital expenditures (1)	$107	$132

(1)	Represents cash capital expenditures for all periods presented.

4. Impairment and Other

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Tradename intangible asset impairment	$—	$—	$140	$—
Goodwill impairment	—	—	110	—
Impairment of long-lived assets and right-of-use assets	(2)	9	21	16
Acquisition-related costs	15	—	15	—
Reorganization costs	2	—	5	—
Legal claims	—	—	—	7
Total impairment and other	$15	$9	$291	$23

For the thirteen weeks ended  August 2, 2025, we recorded $15 million of expenses related to our pending acquisition by DICK'S Sporting Goods ("DICK'S"). Acquisition-related charges consisted of costs necessary to consummate the acquisition, including legal and investing banking advisory fees, as well as employee retention costs. Refer to Note 14 for further information. We also recognized a net credit of $2 million for impairment, consisting of a $9 million benefit from lease terminations related to the South Korea business shutdown, partially offset by $4 million of impairment of long-lived assets, primarily for the shutdown of a distribution center and $3 million of accelerated tenancy from the closure of our global headquarters. Finally, we recognized $2 million of reorganization costs primarily related to the closure and relocation of the Company's global headquarters and other shutdown costs related to our businesses in South Korea, Denmark, Norway, and Sweden, and a distribution center.

Second Quarter 2025 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Impairment and Other (continued)

Additionally, during the twenty-six weeks ended August 2, 2025, we recorded non-cash impairment charges of $140 million to write down the WSS tradename and $110 million charge to write down goodwill, as a result of a triggering event due to a reduction in the Company's stock price and resulting market capitalization, coupled with general macroeconomic factors. Non-cash impairment charges of long-lived assets and right-of-use assets, as well as related accelerated amortization and lease terminations, related to the relocation of the global headquarters and the shutdown of the businesses that formerly operated in South Korea, Denmark, Norway, and Sweden totaled $21 million for the twenty-six weeks ended August 2, 2025. Reorganization costs totaled $5 million for the twenty-six weeks ended August 2, 2025.

5. Other (Expense) Income, net

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Foot Locker Greece and Romania divestiture	$1	$—	$6	$—
Pension and postretirement net benefit expense, excluding service cost	(1)	(1)	(2)	(3)
Share of losses related to minority investments	—	—	(1)	(2)
Other	(1)	(1)	(1)	(1)
Total other (expense) income, net	$(1)	$(2)	$2	$(6)

During the third quarter of 2024, we entered into agreements to sell our Greece and Romania businesses and entered into license arrangements with the purchaser for the rights to operate Foot Locker stores in Greece and Romania and six other countries in South East Europe. The sale transactions closed in April 2025 for total consideration of $12 million (net of cash of $1 million), which included a $6 million receivable. The transactions resulted in a gain of $6 million, of which $1 million was recognized in the second quarter of 2025, representing adjustments to net working capital.

6. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows.

	August 2,	August 3,
($ in millions)	2025	2024
Cash and cash equivalents	$299	$291
Restricted cash included in other current assets	4	3
Restricted cash included in other non-current assets	25	28
Cash, cash equivalents, and restricted cash	$328	$322

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe.

7. Goodwill and Other Intangible Assets, net

Goodwill and intangible assets with indefinite lives are reviewed for impairment annually during the fourth quarter of each fiscal year, or more frequently if impairment indicators arise.

Second Quarter 2025 Form 10-Q Page 10

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

We have three reporting units, representing our operating segments of North America, EMEA, and Asia Pacific. Our first quarter 2025 quantitative analysis determined that the fair value of the North America reporting unit exceeded its carrying value of $521 million by 9%. However, the EMEA and Asia Pacific reporting units had fair values that were below their carrying values. We recorded a full impairment to the EMEA reporting unit of  $29 million and a partial impairment of $81 million on the Asia Pacific reporting unit. The goodwill amount, after the impairment charge, that is attributable to the Asia Pacific reporting unit was $134 million as of  August 2, 2025. Goodwill is net of accumulated impairment charges of $277 million as of  August 2, 2025 and $167 million for all prior periods.

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

The following table details the changes in our goodwill for the twenty-six weeks ended August 2, 2025:

August 2,
($ in millions)	2025
Goodwill at beginning of year	$759
Impairment	(110)
Foreign currency fluctuations	6
Goodwill balance	$655

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss ("AOCL"), net of tax, is comprised of the following:

	August 2,	August 3,	February 1,
($ in millions)	2025	2024	2025
Foreign currency translation adjustments	$(154)	$(183)	$(208)
Hedge contracts	1	1	—
Unrecognized pension cost and postretirement benefit	(174)	(188)	(175)
	$(327)	$(370)	$(383)

Second Quarter 2025 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Accumulated Other Comprehensive Loss (continued)

The changes in AOCL for the twenty-six weeks ended August 2, 2025 were as follows:

($ in millions)	Foreign Currency Translation Adjustments	Hedge Contracts	Items Related to Pension and Postretirement Benefits	Total
Balance as of February 1, 2025	$(208)	$—	$(175)	$(383)

OCI before reclassification	54	—	(1)	53
Reclassification of hedges, net of tax	—	1	—	1
Amortization of pension actuarial loss, net of tax	—	—	2	2
Other comprehensive income	54	1	1	56
Balance as of August 2, 2025	$(154)	$1	$(174)	$(327)

Reclassifications from AOCL for the twenty-six weeks ended August 2, 2025 were as follows:

($ in millions)
Reclassification of hedge loss:
Cross-currency swap	$2
Income tax	(1)
Reclassification of hedges, net of tax	$1

Amortization of actuarial loss:
Pension benefits	$3
Income tax	(1)
Amortization of actuarial loss, net of tax	$2

9. Income Taxes

Our current year interim provision for income taxes was measured using an estimated annual effective tax rate, which represented a blend of federal, state, and foreign taxes and included the effect of certain nondeductible items as well as changes in our mix of domestic and foreign earnings or losses, adjusted for discrete items that occurred within the periods presented.

For the second quarter of 2025, the effective rate was negative 25.5% or $8 million as compared with 14.9% or $2 million in the corresponding prior-year period. For the year-to-date period of 2025, the effective rate was negative 33.5% or $101 million as compared with  $3 million in the corresponding prior-year period. Our 2025 effective tax rate differed from the U.S. statutory rate primarily due to the recognition of a valuation allowance and other discrete items. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the first quarter of 2025, we recorded a $117 million valuation allowance on all the deferred tax assets related to net operating loss carryforwards and other net deferred tax assets of certain of our European business. In the second quarter, we adjusted this amount by $1 million. Additionally, in connection with this assessment, we wrote off certain deferred tax costs of $7 million. Also during the first quarter of 2025, we recognized an impairment charge of $110 million on non-deductible goodwill, accordingly no benefit was recognized in connection with this charge. As of the second quarter all Dutch losses were fully valued.

Second Quarter 2025 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Fair Value Measurements

Our financial assets and liabilities are recorded at fair value, using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of August 2, 2025			As of August 3, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$—	$6	$—	$—	$6	$—
Foreign exchange forward contracts	—	3	—	—	1	—
Cross-currency swap contract	—	14	—	—	12	—
Total assets	$—	$23	$—	$—	$19	$—
Liabilities
Foreign exchange forward contracts	$—	$5	$—	$—	$1	$—
Total liabilities	$—	$5	$—	$—	$1	$—

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

As of August 2, 2025, cumulative impairments on our portfolio of minority investments were $566 million.

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying value and estimated fair value of long-term debt were as follows:

	August 2,	August 3,
($ in millions)	2025	2024
Carrying value (1)	$396	$395
Fair value	$378	$343

(1)	The carrying value of debt as of August 2, 2025 and August 3, 2024, included $4 and $5 million, respectively, of issuer’s discount and costs.

Second Quarter 2025 Form 10-Q Page 13

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

The computation of basic and diluted EPS is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
(in millions, except per share data)	2025	2024	2025	2024
Net loss	$(38)	$(12)	$(401)	$(4)
Weighted-average common shares outstanding	95.6	95.0	95.4	94.8
Dilutive effect of potential common shares	—	—	—	—
Weighted-average common shares outstanding assuming dilution	95.6	95.0	95.4	94.8

(Loss) earnings per share - basic	$(0.39)	$(0.13)	$(4.20)	$(0.04)
(Loss) earnings per share - diluted	$(0.39)	$(0.13)	$(4.20)	$(0.04)

Anti-dilutive share-based awards excluded from diluted calculation	4.3	4.0	4.1	4.0

Performance stock units related to our long-term incentive programs of 2.6 million and 1.8 million have been excluded from diluted weighted-average shares for the periods ended August 2, 2025 and August 3, 2024, respectively. The issuance of these shares is contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

12. Share-Based Compensation

Share-Based Compensation Expense

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Restricted stock units and performance stock units	$6	$6	$12	$11
Options and employee stock purchase plan	1	1	1	2
Total share-based compensation expense	$7	$7	$13	$13

Tax benefit recognized	$1	$1	$2	$2

Second Quarter 2025 Form 10-Q Page 14

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Share-Based Compensation (continued)

Stock Awards

On May 21, 2025, the Company's shareholders approved further amendments to the amended and restated 2007 Stock Incentive Plan (the "2007 Stock Plan"), which increased shares available for grant by 4,300,000 and removed the 2.5 fungible share ratio for new grants. There were no other significant modifications to the 2007 Stock Plan. As of August 2, 2025, there were 7,186,512 shares available for issuance under the 2007 Stock Plan.

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

RSU and PSU activity for the twenty-six weeks ended August 2, 2025 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,603		$30.65
Granted	2,402		16.49
Vested	(518)		29.04
Performance adjustment (1)	(334)
Forfeited	(67)		22.82
Nonvested at August 2, 2025	3,086	1.5	$21.65

Aggregate value ($ in millions)	$67

(1)	This represents adjustments made to PSU awards reflecting changes in estimates based upon our current performance against predefined financial targets.

The total value of RSU and PSU awards that vested during the  twenty-six weeks ended August 2, 2025 and August 3, 2024 was  $15 million and  $24 million, respectively. As of  August 2, 2025, there was  $46 million of total unrecognized compensation cost related to nonvested awards.

Second Quarter 2025 Form 10-Q Page 15

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

14. Merger Agreement

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

The transaction is subject to Foot Locker shareholder approval and other customary closing conditions, including regulatory approvals. On August 22, 2025, Foot Locker received shareholder approval for the Merger. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), expired at 11:59 p.m. Eastern time on August 25, 2025 and all required regulatory approvals to complete the transaction have been received. The Company expects the transaction will close on September 8, 2025. If the Merger is consummated, the shares of Company Common Stock currently listed on the New York Stock Exchange (the "NYSE") will be delisted from the NYSE and will subsequently be deregistered under the Securities Exchange Act of 1934, as amended.

Second Quarter 2025 Form 10-Q Page 16

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

As previously announced on May 15, 2025, we entered into an agreement and plan of merger with DICK'S Sporting Goods, Inc. The transaction is subject to Foot Locker shareholder approval and other customary closing conditions, including regulatory approvals. On August 22, 2025, Foot Locker received shareholder approval for the Merger. The waiting period under the HSR Act expired at 11:59 p.m. Eastern time on August 25, 2025 and all required regulatory approvals to complete the transaction have been received. The Company expects the transaction will close on September 8, 2025.

Store Count

At August 2, 2025, we operated 2,354 stores as compared with 2,410 and 2,464 stores at February 1, 2025 and August 3, 2024, respectively.

Licensed Operations

A total of 243 licensed stores were operating at August 2, 2025, as compared with 224 and 213 stores at February 1, 2025 and August 3, 2024, respectively, operating in the Middle East, Asia, and Europe. These stores are not included in the operating store count above. During the first quarter of 2025, we transitioned our operations in Greece and Romania to our licensing partner.

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest expense.

The table below summarizes our results for the period.

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Sales	$1,851	$1,896	$3,639	$3,770
Other revenue	6	4	12	9
Total revenue	$1,857	$1,900	$3,651	$3,779

Operating Results
Division profit	$2	$17	$29	$60
Less: Impairment and other (1)	15	9	291	23
Less: Corporate expense (2)	13	17	35	28
(Loss) income from operations	(26)	(9)	(297)	9
Interest expense, net	(3)	(3)	(5)	(4)
Other (expense) income, net (3)	(1)	(2)	2	(6)
Loss before income taxes	$(30)	$(14)	$(300)	$(1)

(1)	See the Impairment and Other section for further information.
(2)

Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

Second Quarter 2025 Form 10-Q Page 17

(3)

Other (expense) income, net includes non-operating items, gain from the sale of the Foot Locker Greece and Romania businesses, changes in fair value of minority interests measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component. See the Other (Expense) Income, net section for further information.

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

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions, except per share amounts)	2025	2024	2025	2024
Pre-tax (loss) income:
(Loss) income before income taxes	$(30)	$(14)	$(300)	$(1)
Pre-tax amounts excluded from GAAP:
Impairment and other	15	9	291	23
Other expense / income, net	(1)	—	(5)	2
Adjusted (loss) income before income taxes (non-GAAP)	$(16)	$(5)	$(14)	$24

Presented below is a reconciliation of GAAP and non-GAAP after-tax (loss) income and GAAP and non-GAAP earnings per share.

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions, except per share amounts)	2025	2024	2025	2024
After-tax (loss) income:
Net loss	$(38)	$(12)	$(401)	$(4)
After-tax adjustments excluded from GAAP:
Impairment and other, net of income tax benefit of $4, $1, $43 and $4 million, respectively	11	8	248	19
Other expense / income, net of income tax expense of $-, $-, $- and $- million, respectively	(1)	—	(5)	2
Tax valuation allowance and deferred tax cost write off	1	—	125	—
Adjusted net (loss) income (non-GAAP)	$(27)	$(4)	$(33)	$17

Earnings per share:
Diluted loss per share	$(0.39)	$(0.13)	$(4.20)	$(0.04)
Diluted per share amounts excluded from GAAP:
Impairment and other	0.11	0.08	2.59	0.20
Other expense / income, net	—	—	(0.05)	0.02
Tax valuation allowance and deferred tax cost write off	0.01	—	1.32	—
Adjusted diluted (loss) earnings per share (non-GAAP)	$(0.27)	$(0.05)	$(0.34)	$0.18

Second Quarter 2025 Form 10-Q Page 18

During the thirteen and twenty-six weeks ended August 2, 2025, we recorded pre-tax charges of $15 million and $291 million, respectively, classified as impairment and other. See the Impairment and Other section for further information.

The adjustments made to other income / expense, net reflected fair value changes and losses associated with our minority investments. The current-year period also included gains on sale of businesses. See the Other (Expense) Income, net section for further information.

During first quarter of 2025, we recorded a valuation allowance and a write off of deferred tax costs related to certain of our European businesses. See the Income Tax section for further information.

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

For the thirteen weeks ended August 2, 2025, total sales decreased by $45 million, or 2.4%, to $1,851 million, as compared with the corresponding prior-year period. For the twenty-six weeks ended August 2, 2025, total sales decreased by $131 million, or 3.5%, to $3,639 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales decreased by $70 million, or 3.7% for the thirteen weeks ended August 2, 2025, and decreased by $154 million, or 4.1% for the twenty-six weeks ended August 2, 2025. For both comparative periods, fluctuations in currencies increased sales primarily due to the U.S. dollar weakening against the euro, British pound, and Japanese yen, partially offset by the U.S dollar strengthening against the Canadian dollar and Australian dollar.

Comparable sales for the combined channels decreased by 2.0% and 2.3% for the thirteen and twenty-six weeks ended August 2, 2025, respectively.

The information shown below represents certain sales metrics by sales channel.

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Store sales	$1,517	$1,594	$2,972	$3,148
$ Change	(77)		(176)
% Change	(4.8)%		(5.6)%
% of total sales	82.0	84.1	81.7	83.5
% Comparable sales (decrease) increase	(4.3)	2.3	(4.3)	(0.3)

Direct-to-customers sales	$334	$302	$667	$622
$ Change	32		45
% Change	10.6%		7.2%
% of total sales	18.0	15.9	18.3	16.5
% Comparable sales increase	10.3	3.7	7.8	3.5

Total sales	$1,851	$1,896	$3,639	$3,770
$ Change	(45)		(131)
% Change	(2.4)%		(3.5)%
% Comparable sales (decrease) increase	(2.0)	2.6	(2.3)	0.3

Second Quarter 2025 Form 10-Q Page 19

The information shown below represents certain combined stores and direct-to-customers sales metrics for the thirteen and twenty-six weeks ended August 2, 2025 as compared with the corresponding prior-year periods.

	Thirteen weeks ended		Twenty-six weeks ended
	Constant Currencies	Comparable Sales	Constant Currencies	Comparable Sales
Foot Locker	1.3%	1.8%	(0.7)%	0.4%
Champs Sports	0.7	2.0	(0.7)	1.2
Kids Foot Locker	7.1	7.6	3.3	5.3
WSS	(5.2)	(8.1)	(2.5)	(6.3)
North America	1.1	1.4	(0.4)	0.4
EMEA (1)	(15.3)	(11.4)	(14.3)	(10.8)
Foot Locker	(21.8)	(12.8)	(13.8)	(7.2)
atmos	6.3	9.7	—	0.7
Asia Pacific	(14.3)	(6.4)	(9.6)	(4.6)
Total sales	(3.7)%	(2.0)%	(4.1)%	(2.3)%

(1)	Includes sales from 6 and 8 Kids Foot Locker stores operating in Europe for August 2, 2025 and August 3, 2024, respectively.

For both the quarter and year-to-date periods, comparable sales decreased within the stores channel due to ongoing macroeconomic headwinds, declines in consumer discretionary spending, and lower demand of key basketball footwear styles, which affected customer traffic. This was partially offset by an increase within the direct-to-customers channel due to improved digital product launches coupled with investments in technology that improved the overall online customer experience including our mobile app enhancements. From a product perspective for the combined channels, comparable sales were negatively affected by lower sales within the apparel category, partially offset by modestly higher sales in footwear in both the quarter and year-to-date periods. Comparable sales within the accessories channel were essentially unchanged in the quarter and year-to-date periods.

For the thirteen weeks ended August 2, 2025, constant currency sales in North America increased due to exciting product offerings from strategic brands and improved sales conversion aided by the FLX loyalty program in the Foot Locker, Kids Foot Locker, and Champs Sports banners, partially offset by the decline in WSS sales. Our Champs Sports banner continued its momentum following successful brand repositioning under the platform, "Sports for Life," and in the second quarter generated its fourth consecutive quarter of comparable increases. The WSS banner experienced high single-digit declines in customer traffic, due to ongoing geopolitical uncertainty affecting consumer spending, resulting in a comparable decline for both the quarter and year-to-date periods. Also affecting constant currency sales was our strategic decision to close underperforming stores in the Foot Locker, Kids Foot Locker, and Champs Sports banners, as 36, 13, and 16 fewer stores, respectively, were operating at period end as compared with the prior year period. For the twenty-six weeks ended August 2, 2025, constant currency sales in North America were slightly negative due to the aforementioned store closures and macroeconomic headwinds, partially offset by increased sales from exciting product offerings from our strategic vendors.

Constant currency sales in EMEA were negatively affected by lower customer traffic due to macroeconomic uncertainty. Customers responded to promotional actions taken during summer sales period, however this resulted in gross margin erosion. Also contributing to the sales decline was our strategic decision to close underperforming stores or exit stores in the region, currently operating 39 fewer stores than the prior year. For the thirteen and twenty-six weeks ended August 2, 2025, sales decreased by $17 million and $28 million, respectively, related to our closure of operations in Denmark, Norway, and Sweden, and the sale of our Greece and Romania businesses.

Constant currency sales in Asia Pacific were also negatively affected by the macroeconomic headwinds and a highly competitive marketplace, partially offset by increases in e-commerce sales. For the thirteen and twenty-six weeks ended August 2, 2025, Asia Pacific sales decreased by $9 million and $11 million, respectively, due to the previously disclosed closure of our business in South Korea. Constant currency sales in the atmos banner increased primarily from its e-commerce channel, as consumers were seeking promotional goods coupled with an increase in store sales from unique product offerings from our strategic vendors.

Second Quarter 2025 Form 10-Q Page 20

Gross Margin

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Cost of merchandise	$1,105	$1,123	$2,142	$2,209
$ Change	(18)		(67)
% of total sales	59.7%	59.2%	58.8%	58.6%
Effect on gross margin rate in basis points	(50)		(20)

Occupancy and buyers' compensation	$244	$250	$487	$499
$ Change	(6)		(12)
% of total sales	13.2%	13.2%	13.4%	13.2%
Effect on gross margin rate in basis points	—		(20)

Total cost of sales	$1,349	$1,373	$2,629	$2,708
$ Change	(24)		(79)
Gross margin rate	27.1%	27.6%	27.8%	28.2%
Basis point change	(50)		(40)

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

The gross margin rate decreased to 27.1% for the thirteen weeks ended August 2, 2025, as compared with the corresponding prior-year period, reflecting a 50 basis point decrease in the merchandise margin rate. The merchandise margin rate decreased as we were more promotional in certain markets due to market pressures. Additionally, markdowns were taken to ensure we maintained healthy inventory levels. Additionally, vendor allowances were lower in the period, resulting in a lower merchandise margin.

The gross margin rate decreased to 27.8% for the twenty-six weeks ended August 2, 2025, as compared with the corresponding prior-year period, reflecting a 20 basis point decrease in the merchandise margin rate and a 20 basis point deleverage in the occupancy and buyers' compensation rate. The merchandise margin rate decreased as we were more promotional to clear inventory in the countries we exited in the first quarter of 2025. The occupancy and buyers' compensation rate deleverage reflected the fixed nature of these costs in relation to the decline in sales. The year over year effect of vendor allowances was not significant for the twenty-six weeks ended August 2, 2025.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
SG&A	$468	$476	$926	$937
$ Change	$(8)		$(11)
% Change	(1.7)%		(1.2)%
SG&A as a percentage of sales	25.3%	25.1%	25.4%	24.9%

Excluding the effect of foreign currency fluctuations, SG&A decreased by $15 million and $18 million for the thirteen and twenty-six weeks ended August 2, 2025, as compared with the corresponding prior-year periods, with savings from the cost optimization program and ongoing expense discipline partially offset by investments in technology. As a percentage of sales, SG&A increased by 20 basis points and 50 basis points for the thirteen and twenty-six weeks ended August 2, 2025, due to underlying deleverage on the sales decline.

Second Quarter 2025 Form 10-Q Page 21

Depreciation and Amortization

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Depreciation and amortization	$51	$51	$102	$102
$ Change	$—		$—
% Change	—%		—%

Depreciation and amortization expense was unchanged for the thirteen and twenty-six weeks ended August 2, 2025, as compared with the corresponding prior-year periods. The increase in depreciation and amortization from our capital expenditures was offset by operating fewer stores and lower depreciation and amortization associated with prior impairment charges. In addition, the WSS and atmos customer list intangible assets were fully amortized by the third quarter of 2024, which reduced amortization expense by $1 million and $3 million for the thirteen and twenty-six weeks ended August 2, 2025.

Impairment and Other

For the thirteen weeks ended August 2, 2025, we recorded $15 million of expenses related to our pending acquisition by DICK'S Sporting Goods ("DICK'S"). Acquisition-related charges consisted of costs necessary to consummate the acquisition, including legal and investing banking advisory fees, as well as employee retention costs. We also recognized a net credit of $2 million for impairment, consisting of a $9 million benefit from lease terminations related to the South Korea business shutdown, partially offset by $4 million of impairment of long-lived assets, primarily for the shutdown of a distribution center and $3 million of accelerated tenancy from the closure of our global headquarters. Finally, we recognized $2 million of reorganization costs primarily related to the announced closure and relocation of the Company's global headquarters and other shutdown costs related to our businesses in South Korea, Denmark, Norway, and Sweden, and a distribution center.

Additionally, during the twenty-six weeks ended August 2, 2025, we recorded non-cash impairment charges of $140 million to write down the WSS tradename and $110 million related to goodwill. The review of goodwill was the result of a triggering event due to a reduction in the Company's stock price and resulting market capitalization, coupled with general macroeconomic factors. Further, we recorded $15 million in non-cash impairment charges of long-lived assets and right-of-use assets. In connection with the previously announced global headquarters relocation and the shutdown of our businesses in South Korea, Denmark, Norway, and Sweden, we recorded accelerated tenancy and lease termination charges of $8 million. We have closed all stores operating in those regions as we focus on improving the overall results of international operations. We also incurred $3 million of reorganization costs primarily related to the announced closure and relocation of the Company's global headquarters and the shutdown costs.

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

Corporate Expense

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Corporate expense	$13	$17	$35	$28
$ Change	$(4)		$7

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense decreased by $4 million for the thirteen weeks ended August 2, 2025, as compared with the corresponding prior-year period. Depreciation and amortization included in corporate expense was $8 million and $9 million for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively. Corporate expense decreased primarily due to lower incentive compensation tied to our performance, partially offset by our ongoing investments in information technology to modernize our customer-facing and support capabilities.

Second Quarter 2025 Form 10-Q Page 22

Corporate expense increased by $7 million for the twenty-six weeks ended August 2, 2025, as compared with the corresponding prior-year period. Depreciation and amortization included in corporate expense was $17 million and $18 million for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively. Corporate expense increased primarily due to our ongoing investments in information technology to modernize our customer-facing and support capabilities, partially offset by lower incentive compensation tied to our performance.

Operating Results

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Division profit	$2	$17	$29	$60
Division profit margin	0.1%	0.9%	0.8%	1.6%

Division profit, as a percentage of sales, decreased to 0.1% and 0.8% for the thirteen and twenty-six weeks ended August 2, 2025, respectively, as compared with the corresponding prior-year periods, due to lower sales coupled with a lower gross margin rate and the deleverage in SG&A expenses. Our operating results have been negatively affected by underperformance of the WSS banner and our Foot Locker stores operating in Europe. Management is evaluating and implementing various strategic initiatives to improve the overall profitability of our WSS banner and stores operating in Europe, which is focused on merchandising, supply chain activities, and cost optimization. Management is also evaluating the effect of macroeconomic trends on projected future earnings. Management will continue to monitor the progress of these initiatives and will assess, if necessary, the effect of the various initiatives on the projected performance of these businesses, which may include an analysis of recoverability of long-lived assets.

Interest Expense, Net

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Interest expense	$(5)	$(5)	$(11)	$(11)
Interest income	2	2	6	7
Interest (expense) income, net	$(3)	$(3)	$(5)	$(4)

Interest expense, net was unchanged for the thirteen weeks ended August 2, 2025 and increased by $1 million for the twenty-six weeks ended August 2, 2025, as compared with the corresponding prior-year periods. This reflected lower interest income on cash and cash equivalents.

Other (Expense) Income, Net

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Other (expense) income, net	$(1)	$(2)	$2	$(6)

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

In 2024, we entered into agreements to sell our Greece and Romania businesses and entered into license arrangements with the purchaser for the rights to operate Foot Locker stores in Greece and Romania and six other countries in South East Europe. The sale transactions, which closed in April 2025, reflected total consideration of $12 million (net of cash of $1 million) of which $6 million was paid at closing. The transactions resulted in a gain of $6 million.

Additionally, for the thirteen and twenty-six weeks ended August 2, 2025 other (expense) income, net reflected expense of $1 million and $2 million, respectively, related to our pension and postretirement programs. For the twenty-six weeks ended August 2, 2025 we recognized a loss of $1 million on our equity method investments.

For the thirteen and twenty-six weeks ended August 3, 2024, other (expense) income, net reflected expense of $1 million and $3 million, respectively, related to our pension and postretirement programs. In addition, we recorded a $2 million loss on our equity method investments for the twenty-six weeks ended August 3, 2024.

Second Quarter 2025 Form 10-Q Page 23

Income Taxes

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
($ in millions)	2025	2024	2025	2024
Provision for income taxes	$8	$(2)	$101	$3
Effective tax rate	(25.5)%	14.9%	(33.5)%	n.m. (1)

(1)	The effective tax rate for the twenty-six weeks ended August 3, 2024 is not meaningful due to the low level of loss before income taxes in the period.

Our current year interim provision for income taxes was measured using an estimated annual effective tax rate, which represented a blend of federal, state, and foreign taxes and included the effect of certain nondeductible items as well as changes in our mix of domestic and foreign earnings or losses, adjusted for discrete items that occurred within the periods presented.

In the first quarter of 2025, it was determined that due to recent weakness in market conditions, the ability to utilize the entirety of our European deferred tax asset was less likely than prior periods or "not more likely than not" as defined under the accounting standards. As of May 3, 2025, we recorded a $117 million valuation allowance on all the deferred tax assets related to net operating loss carryforwards and other net deferred tax assets of certain European businesses. In the second quarter, we adjusted this amount by $1 million. Additionally, in connection with the first quarter assessment, we wrote off certain deferred tax costs of $7 million. We will continue to monitor the recoverability of deferred tax assets on a quarterly basis. As of the second quarter all Dutch losses were fully valued. We will recognize the benefit of the deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

Also during the first quarter of 2025, we recognized a non-cash impairment charge of $110 million on non-deductible goodwill, accordingly no benefit was recognized in connection with this charge.

We regularly assess the adequacy of our provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The change in tax reserves during the thirteen weeks and twenty-six weeks ended August 2, 2025 was not significant. During the twenty-six weeks ended August 1, 2024, we recognized $2 million in reserve releases related to various statute of limitations expirations on our foreign income taxes.

Excluding these items, the effective tax rate for the current year periods increased, as compared with the corresponding prior-year periods, primarily due to fully valued losses coupled with lower-level income before tax with non-deductible expenses remaining relatively unchanged.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act ("OBBBA"), introducing significant amendments to the U.S. Internal Revenue Code. The amendments include the permanent extension of certain individual, business, and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025. As of the date these financial statements were available to be issued, we are evaluating the effects of the OBBBA on our consolidated financial statements. The OBBBA permanently extends the 100% bonus depreciation of qualifying assets and eliminates the requirement under the Internal Revenue Code Section 174 to capitalize and amortize U.S.-based research and experimental expenditures over 5 years. We anticipate that these provisions will enhance cash flows in the near term due to the deferral of tax payments.  We will continue to assess the implications of the OBBBA and will provide further disclosures in subsequent reporting periods as necessary.

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

Second Quarter 2025 Form 10-Q Page 24

Our expected full-year capital spending is $230 million and an additional $20 million is expected related to software-as-a-service implementation costs, totaling spend of $250 million. These amounts represents an overall reduction of $50 million as compared with our plan of $350 million. The forecast includes $150 million related to the updating ("refresh"), remodeling or relocation of stores, as well as new stores. This includes the planned opening of approximately 70 "Reimagined" Foot Locker and Kids Foot Locker stores, primarily through conversions or relocations of existing stores. Spending for 2025 also includes refreshing approximately 240 existing stores to our current brand design standards and will incorporate key elements of our "Reimagined" design specifications. Updating our stores or "refreshes" represent spending directed towards elevating our brand experience, with modest capital expenditures per store. Additionally, we expect to spend $80 million primarily for our technology and supply chain initiatives, including capital expenditures related to a new distribution center and our new global headquarters. We also expect to spend an additional $20 million in software-as-a-service implementation costs, related to our technology initiatives as we modernize our customer facing and support capabilities as part of a multi-year project.

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

Operating Activities

	Twenty-six weeks ended
	August 2,	August 3,
($ in millions)	2025	2024
Net cash provided by operating activities	$2	$126
$ Change	$(124)

Operating activities reflects net (loss) income adjusted for non-cash items and working capital changes. Adjustments to net (loss) income for non-cash items include impairment charges, other charges, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The decrease in cash from operating activities primarily reflected a higher loss adjusted for non-cash items, a $50 million increase in rent payments due the timing of our fiscal year, a $24 million increase in incentive bonus payments made in the current year, and a $20 million contribution to fund our qualified pension plan, partially offset by working capital changes.

Investing Activities

	Twenty-six weeks ended
	August 2,	August 3,
($ in millions)	2025	2024
Net cash used in investing activities	$(102)	$(133)
$ Change	$31

The decrease in cash used in investing activities reflected a $25 million reduction in capital expenditures and $6 million in proceeds received from the sale of our Greece and Romania businesses.

Financing Activities

	Twenty-six weeks ended
	August 2,	August 3,
($ in millions)	2025	2024
Net cash used in financing activities	$(3)	$(5)
$ Change	$2

The decrease in cash used in financing activities reflected the $4 million in debt issuance costs paid in the prior year period, related to the amendment of our credit facility, and a $2 million reduction in repurchases of common stock related to share-based tax withholdings, partially offset by a $4 million reduction proceeds from the exercise of stock options.

Second Quarter 2025 Form 10-Q Page 25

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

	Twenty-six weeks ended
	August 2,	August 3,
($ in millions)	2025	2024
Net cash provided by operating activities	$2	$126
Capital expenditures	(107)	(132)
Free cash flow	$(105)	$(6)

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

We have three reporting units, representing our operating segments of North America, EMEA, and Asia Pacific. Our first quarter 2025 quantitative analysis determined that the fair value of the North America reporting unit exceeded its carrying value of $521 million by 9%. However, the EMEA and Asia Pacific reporting units had fair values that were below their carrying values. We recorded a full impairment to EMEA goodwill of $29 million and a partial impairment of $81 million on the Asia Pacific reporting unit. The goodwill amount, after the impairment charge, that is attributable to the Asia Pacific reporting unit was $134 million as of August 2, 2025. Goodwill is net of accumulated impairment charges of $277 million as of August 2, 2025.

Second Quarter 2025 Form 10-Q Page 26

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

To the extent valuation allowances are established or increased in a period, we include an expense within the tax provision in our Condensed Consolidated Statements of Operations. During the first quarter of 2025, we recognized a full valuation allowance of $117 million related to our European businesses' net operating loss carryforward and other net deferred tax assets. These valuation allowances may be released in future years when it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we will need to periodically evaluate whether or not all available evidence, such as future income and reversal of temporary differences, tax planning actions, and recent results of operations, provides sufficient positive evidence to offset any other negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for a portion or all of the deferred tax valuation allowance released.

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

Second Quarter 2025 Form 10-Q Page 27

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

During the quarter ended August 2, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Second Quarter 2025 Form 10-Q Page 28

The failure to complete the transaction could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.

The transaction is subject to the satisfaction or waiver of customary closing conditions, including, among others, adoption of the Merger Agreement by our shareholders, the expiration or termination of the waiting period under the HSR Act, and clearance under the antitrust laws of certain other jurisdictions. On August 22, 2025, Foot Locker received shareholder approval for the Merger. The waiting period under the HSR Act expired at 11:59 p.m. Eastern time on August 25, 2025 and all required regulatory approvals to complete the transaction have been received. The Company expects the transaction will close on September 8, 2025. There is no assurance that all of the various conditions will be satisfied, or that the transaction will be completed on the proposed terms, within the expected timeframe or at all. The closing of the transaction may be delayed, and the transaction may ultimately not be completed, due to a number of factors, including:

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

If the transaction does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, cash flows and stock price, and our shareholders would be exposed to additional risks, including:

•	To the extent that the current market price of our stock reflects an assumption that the transaction will be completed, the price of our common stock could decrease if the transaction is not completed;
•	Investor confidence in us could decline, shareholder litigation could be brought against us, relationships with existing and prospective vendors, suppliers, landlords, and other business partners may be adversely impacted, we may be unable to hire or retain key personnel, and our operating results and cash flows may be adversely impacted due to costs incurred in connection with the transaction;
•	Failure to complete the proposed transaction may result in negative publicity and a negative impression of us in the investment community;
•	Any disruptions to our business resulting from the announcement and pendency of the transaction, including adverse changes in our relationships with employees, and business partners, may continue or intensify in the event the transaction is not consummated or is significantly delayed; and
•	We would have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed transaction that we would be unable to recover.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended August 2, 2025.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that may yet be Purchased Under the Program (2)
May 4 to May 31, 2025	2,022	$23.77	—	$1,103,814,042
June 1 to July 5, 2025	6,409	24.26	—	1,103,814,042
July 6 to August 2, 2025	621	24.65	—	1,103,814,042
	9,052	$24.18	—

(1)	These columns include shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock units, which vested during the quarter.
(2)	On February 24, 2022, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.2 billion of its common stock, and this program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Second Quarter 2025 Form 10-Q Page 29

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended August 2, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Second Quarter 2025 Form 10-Q Page 30

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

Second Quarter 2025 Form 10-Q Page 31

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 2, 2025	FOOT LOCKER, INC.

/s/ Michael Baughn
MICHAEL BAUGHN
Executive Vice President and Chief Financial Officer

Second Quarter 2025 Form 10-Q Page 32